Form 10QSB
period 1999-12-31
SUNHAWK COM CORP
filed 2000-03-30
CIK 1088116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three month period ended December 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 333-80849

                             Sunhawk.com Corporation
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

            Washington                                   91-1568830
            ----------                                   ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

              223 Taylor Ave. N., Suite 200, Seattle WA 98109-5017
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 728-6063
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer

        (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

        (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1999, the registrant had 0 shares of preferred stock outstanding and 1,399,380 share of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS
Form 10-QSB
1st Three months ended December 31, 1999

                                                                 Page
PART I:  FINANCIAL INFORMATION

                   Item 1.

                   Balance Sheet                                 1
                   Statements of Operations                      2
                   Statements of Stockholders' Equity            3
                   Statements of Cash Flows                      4
                   Notes to Financial Statements                 5 - 14

                   Item 2.

                   Management's Discussion And Analysis or
                     Plan of Operation                           15 - 19

PART II:  OTHER INFORMATION

SIGNATURES

PART I -- FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                             SUNHAWK.COM CORPORATION

                                  Balance Sheet
                                   (unaudited)

                                                                  Three months ended
                                                                  December 31, 1999
                                                                  ------------------
ASSETS
Current assets:
    Cash                                                             $     7,943
    Accounts Receivable                                                    6,515
    Inventory                                                             16,464
    Prepaid                                                               13,278
                                                                     -----------
          Total current assets                                            44,200
                                                                     -----------
Property and equipment, net                                              247,637
Other assets:
    Digital sheet music masters (net of accumulated amortization
        of $44,263 as of December 31, 1999)                              437,803
    Patents & trademarks, at cost (net of  accumulated
      amortization of $9,228 as of December 31, 1999)                    107,115
    Music catalog distribution rights (net of
      accumulated amortization of $113,067 as of  December 31, 1999)   1,206,051
    Deferred offering costs                                            1,271,185
    Deposits                                                              27,234
                                                                     -----------
        Total other assets                                             3,049,388
                                                                     -----------
               Total assets                                          $ 3,341,225
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Line of Credit                                                   $ 1,000,000
    Accounts payable and accrued expenses                                932,016
    Payable to shareholder                                                92,155
    Payable to Eller McConney LLC                                        204,166
    Notes payable to shareholder                                         290,000
    Accrued interest to shareholder                                      120,873
                                                                     -----------
        Total current liabilities                                      2,639,210
                                                                     -----------
Shareholders' equity (deficit):
    Preferred stock, no par value:
      Authorized shares -- 10,000,000
      Outstanding shares - none -- Common stock, no par value:
      Authorized shares -- 30,000,000
      Outstanding shares -- 1,399,380 at December 31, 1999             3,345,219
    Accumulated deficit                                               (2,643,204)
                                                                     -----------
      Total shareholders' equity (deficit)                               702,015
                                                                     -----------
        Total liabilities and shareholders' equity (deficit)         $ 3,341,225
                                                                     ===========


                 See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION

                            Statements of Operations
                                  (unaudited)

                                                   Three months ended
                                                      December 31,
                                               --------------------------
                                                  1999            1998
                                               -----------      ---------
Sales                                          $    39,556      $  16,497
Cost of goods sold:
  Royalties, materials, shipping, and
     credit card processing fees                    29,877         10,876
  Amortization of digital sheet music
     and music catalog distribution rights          50,855          3,044
                                               -----------      ---------
        Total Cost of Goods Sold                    80,732         13,920
                                               -----------      ---------
        Gross profit (loss)                        (41,176)         2,577
Selling, general and administrative                986,029        559,113
                                               -----------      ---------
Loss from operations                            (1,027,205)      (556,536)
Interest expense on notes payable to
  Shareholders                                      16,290         41,530
                                               -----------      ---------
Net loss                                       $(1,043,495)     $(598,066)
                                               ===========      =========
Net loss per share:
  Basic and diluted                            $     (0.82)     $   (0.67)
                                               ===========      =========
Weighted average common shares for net
  loss per share computations:
     Basic and diluted                           1,277,880        894,172
                                               ===========      =========


See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION

                  Statements of Stockholders' Equity (Deficit)

                                                  Common Stock            Shareholders'        Total
                                            -------------------------      Accumulated        Equity
                                             Shares         Amount           Deficit         (Deficit)
                                            ---------     -----------      -----------      -----------
Balance, October 1, 1996                      643,657     $       901      $  (618,561)     $  (617,660)
    Exercise of common stock
      Options                                   9,195              --               --               --
    Sale of common stock                      229,878               4               --                4
    Compensation related to sale of
      common stock                                 --          96,316               --           96,316
  Net loss                                         --              --         (910,983)        (910,983)
                                            ---------     -----------      -----------      -----------
Balance, September 30, 1997                   882,730          97,221       (1,529,544)      (1,432,323)
    Sale of common stock                        8,829         100,000               --          100,000
    Net loss                                       --              --       (1,475,579)      (1,475,579)
                                            ---------     -----------      -----------      -----------
Balance, September 30, 1998                   891,559         197,221       (3,005,123)      (2,807,902)
    Exercise of common stock
      Options                                  28,121             225               --              225
    Issuance of common stock to
      acquire music catalog
      distribution rights                      99,073       1,319,118               --        1,319,118
    Sale of common stock                      112,659       1,500,000               --        1,500,000
    Conversion of notes payable
      to shareholders, including
      accrued interest of $286,039            267,968       3,568,406               --        3,568,406
    Forgiveness of note payable
       to shareholder                              --       1,000,000               --        1,000,000
    Recapitalization of
      accumulated deficit due to
      termination of "S"
      corporation status
      effective April 1, 1999                      --      (4,239,751)       4,239,751               --
        Net loss                                   --              --       (2,834,337)      (2,834,337)
                                            ---------     -----------      -----------      -----------
Balance, September 30, 1999                 1,399,380       3,345,219       (1,599,709)       1,745,510
   Net loss (unaudited)                            --              --       (1,043,495)      (1,043,495)
                                            ---------     -----------      -----------      -----------
Balance, December 31, 1999 (unaudited)      1,399,380     $ 3,345,219      $(2,643,204)     $   702,015
                                            =========     ===========      ===========      ===========

See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION

                            Statements of Cash Flows
                                  (unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                         1999            1998
                                                      -----------      ---------
OPERATING ACTIVITIES
Net loss                                              $(1,043,495)     $(598,066)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                             29,103         21,440
  Amortization                                             52,398          4,085
  Changes in operating assets and liabilities:
    Increase in accounts receivable                         1,134           (929)
    Decrease (increase) in CD-ROMs and printed
       sheet music                                            627            (96)
    Decrease (increase) in prepaid expense                 (8,709)            --
    Increase in accounts payable and accrued
       Expenses                                           222,749         (7,382)
    Increase in payable to Eller McConney
       LLC                                                 34,209         18,440
    Increase in related party payable                      92,155         11,354
    Accrued interest on notes payable to
       Shareholder                                          5,479        656,529
                                                      -----------      ---------
        Net cash provided by (used in) operating
           activities                                    (615,350)       105,375
                                                      -----------      ---------
INVESTING ACTIVITIES
Purchases of property and equipment                       (22,900)       (22,455)
Purchase of digital sheet music masters                   (54,815)       (72,619)
Cost of patents and trademarks                            (10,202)       (14,563)
                                                      -----------      ---------
        Net cash used in investing activities             (87,917)      (109,637)
                                                      -----------      ---------
FINANCING ACTIVITIES
Proceeds from line of credit                              900,000             --
Increase in deferred offering costs                      (208,090)            --
                                                      -----------      ---------
        Net cash provided by financing activities         691,910             --
                                                      -----------      ---------
Net decrease in cash                                      (10,357)        (4,262)
Cash at beginning of period                                18,300         59,093
                                                      -----------      ---------
Cash at end of period                                 $     7,943      $  54,831
                                                      ===========      =========

See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND LIQUIDITY

BUSINESS AND ORGANIZATION

Sunhawk.com Corporation (Sunhawk.com) was incorporated in the state of Washington on August 20, 1992. Sunhawk.com sells interactive digital sheet music in its proprietary format, traditional printed sheet music, and CD-ROMs on their Internet retail site at www.sunhawk.com. Sunhawk also sells its technology solutions to owners of proprietary digital products interested in selling their content over the Internet. Sunhawk.com's internally developed proprietary technology, Solero(R), allows customers to view, play, print and store the encrypted digital sheet music files. This technology can also be applied to other proprietary digital content.

NAME CHANGE

On June 10, 1999, Sunhawk.com's Articles of Incorporation were amended to change the company's name to Sunhawk.com Corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

CD-ROMS

CD-ROMs are stated at the lower of cost, determined by the first-in, first-out method, or market.

DIGITAL SHEET MUSIC MASTERS

Digital sheet music masters are valued at cost less accumulated amortization. Digital sheet music masters are amortized over the shorter of (1) the estimated useful life of the music category, or (2) the estimated useful life of the related electronic medium, or (3) the remaining term of the underlying music licensing agreement (for licensed music). The amortization periods generally range from five to fifteen years. Amortization expense is included in cost of goods sold and was $13,166 and $3,044 for the three months ended December 31, 1999 and 1998, respectively. Sunhawk.com periodically evaluates the digital sheet music masters for impairment.

PATENTS AND TRADEMARKS

Patents and trademarks are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over fifteen years. Amortization expense is included in selling, general and administrative expense and was $1,543 and $1,041 for the three months ended December 31, 1999 and 1998, respectively. Sunhawk.com periodically evaluates these intangible assets for impairment.

MUSIC CATALOG DISTRIBUTION RIGHTS

Music Catalog Distribution rights are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the remaining term of the underlying distribution agreement, approximately eight and one-half years. Amortization expense is included in the cost of goods sold and was approximately $37,700 for the three months ended December 31, 1999. Sunhawk.com periodically evaluates these music catalog distribution rights for impairment.

DEFERRED OFFERING COSTS

Deferred offering costs represent costs incurred in conjunction with Sunhawk.com's proposed initial public offering. Deferred offering costs will be applied against the proceeds of the offering, if successful, or expensed if the initial public offering is unsuccessful.

REVENUE RECOGNITION

Revenue from product sales is recorded when products are purchased and downloaded by customers via Sunhawk.com's web site or shipped via regular mail and are included in sales.

ROYALTIES

In conjunction with the various distribution agreements, Sunhawk.com is required to pay royalties ranging from 10% to 70% on gross receipts less credit card processing fees to the respective music publishers on each digital music title sold. Total royalty expense incurred during the three months ended December 31, 1999 and 1998 was $13,112 and $4,737, respectively, and is recorded in cost of goods sold.

ADVERTISING COSTS

Advertising costs, including promotional materials, are expensed as incurred. Costs for placement of advertising are prepaid and charged to expense at the time the advertisement is initially publicized. Advertising expense totaled $159,823 and $12,523 during the three months ended December 31, 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. There were no research and development expenses during the three months ended December 31, 1999 and 1998.

INCOME TAXES

The shareholders of Sunhawk.com changed their election from an "S" corporation to a "C" corporation effective April 1, 1999. As an "S" corporation, any tax liability or benefit is passed directly to the shareholders. Accordingly, Sunhawk.com did not realize any tax provision or benefit prior to April 1, 1999.

Subsequent to March 31, 1999, Sunhawk.com accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

STOCK-BASED COMPENSATION

Sunhawk.com accounts for stock-based compensation using the intrinsic value method and provides pro forma footnote disclosure of the impact of the fair value method.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed based on the weighted-average number of common shares outstanding during each period.

USE OF ESTIMATES

These financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that impact amounts reported in the financial statements and accompanying notes. Actual results could differ from those amounts reported and disclosed herein.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (unaudited):


Computers and equipment                         $ 415,959
Furniture                                          57,630
Software                                           44,535
Other                                               2,047
                                                ---------
                                                  520,171
Less accumulated depreciation                    (272,534)
                                                ---------
                                                $ 247,637
                                                =========

4. DISTRIBUTION AGREEMENTS

In May and June 1998, Sunhawk.com entered into distribution agreements with Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing, respectively. These agreements provide Sunhawk.com with nonexclusive rights to distribute selected digital sheet music from the respective music catalogs maintained by Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing. The terms of the agreements are approximately ten and five years, respectively.

The Warner Bros. Publications U.S. Inc. agreement provides Sunhawk.com with the nonexclusive right to distribute selected digital sheet music from the Warner Bros. Publications U.S. Inc. music catalog. As a nonforfeitable part of the consideration and as inducement to enter into the agreement, Sunhawk.com agreed to issue 99,073 shares of its common stock to Warner Bros. Publications U.S. Inc., contingent upon either the closing of a firmly underwritten public offering or the private sale or other disposition of 15% or more of Sunhawk.com's common stock then authorized and outstanding.

As a result of the sale of common stock to certain founders on March 31, 1999, the contingency was removed, the shares were issued to Warner Bros. Publications U.S. Inc. and became fully vested and non-forfeitable under the terms of the agreement. The value of the shares of common stock issued to Warner Bros. Publications U.S. Inc. was measured at the fair value of common stock on issuance date and capitalized as a long-term asset, which will be amortized over the remaining life of the distribution agreement.

On December 7, 1999, Sunhawk.com entered into a distribution agreement with Maranatha! Music (Maranatha). This agreement provided Sunhawk.com with the non-exclusive right to promote, sell, license and distribute selected digital sheet music from Maranatha's respective music catalog. The term of the agreement is approximately five years.

5. NOTES PAYABLE TO SHAREHOLDER

On September 30, 1998, Sunhawk.com entered into two demand notes payable agreements with a shareholder. On March 31, 1999, the shareholder exchanged these notes, including interest accrued through September 30, 1998, for 267,968 shares of common stock. Interest accrued during the six-month period ended March 31, 1999 of $113,928 was not converted to shares of common stock and is included in accrued interest on notes payable to shareholder. On August 17, 1999 and September 21, 1999, Sunhawk.com entered into note payable agreements in the amount of $80,000 and $210,000, respectively, with a shareholder. The notes are due on February 1, 2000, and carry interest at the federal applicable short-term rate, or approximately 5%. The due date of the notes are being renegotiated with the shareholder.

6. LINE-OF-CREDIT

On September 29, 1999, Sunhawk.com entered into a $500,000 line-of-credit agreement with a financial institution. On November 1, 1999, the line-of-credit was increased to $1,000,000 with an applicable interest rate of 6.35%. The line-of-credit remains due on demand, or if no demand is made, on April 29, 2000. As of December 31, 1999, borrowings totaling $1,000,000 were outstanding. A shareholder of Sunhawk.com has guaranteed payment on the line-of-credit.

7. SHAREHOLDERS' EQUITY

In October 1996, in conjunction with the sale of 229,878 shares of common stock to an employee for past services for $4.00, Sunhawk.com recorded compensation expense of $96,316. The compensation expense represented the difference between the value of consideration paid for the common stock and the fair market value at the date of issuance.

On March 30, 1999, the Board of Directors of Sunhawk.com approved the sale of 380,627 shares of common stock to the Eller and McConney 1995 Family Living Trust in exchange for cash of $1,500,000 and the exchange of outstanding notes payable to a shareholder of $3,568,406 outstanding at March 31, 1999, ($2,213,406 of notes payable to shareholder, including accrued interest, as of September 30, 1998 plus additional borrowings provided to Sunhawk.com during the six months ended March 31, 1999 of $1,355,000). In addition, on March 31, 1999, the Eller and McConney 1995 Family Living Trust contributed capital of $1,000,000 by forgiving the remaining notes payable to shareholder outstanding at that date.

On August 25, 1999, Sunhawk.com's Board of Directors and its shareholders amended its Articles of Incorporation to decrease the total number of shares of common stock, which Sunhawk.com has the authority to issue from 20,000,000 to 10,000,000.

On January 12, 2000, Sunhawk.com's Board of Directors and its shareholders amended it Articles of Incorporation to increase the total number of shares of common stock, which Sunhawk.com has the authority to issue from 10,000,000 to 30,000,000. This amendment also granted Sunhawk.com the authority to issue 10,000,000 in preferred stock.

REVERSE STOCK SPLIT

On March 30, 1999, Sunhawk.com's Board of Directors approved a transaction to give one share for every 6.007 shares of common stock, thereby giving effect to a 1-for-6.007 reverse stock split effective March 31, 1999.

On December 23, 1999, Sunhawk.com's Board of Directors approved a transaction to give 0.716 shares for every 1 share of common stock, thereby giving effect to a
1.397 to 1 reverse stock split effective December 23, 1999. All outstanding common and common equivalent shares and per-share amounts in the accompanying financial statements and related notes to the financial statements have been retroactively adjusted to give effect to the reverse stock splits.

8. STOCK OPTIONS

STOCK OPTION PLAN

Under the terms of Sunhawk.com's 1996 Stock Option Plan, the Board of Directors (the "Board") was authorized to issue 513,374 shares of common stock through incentive and nonqualified stock options to any former, current, or future employees, officers, directors, agents or consultants, including members of technical advisory boards, and any independent contractors of Sunhawk.com. On March 30, 1999, the Board amended the 1996 Stock Option Plan to reduce the number of shares the Board is authorized to issue to 303,526. Generally, stock compensation, if any, is measured as the difference between the exercise price of a stock option and the fair market value of Sunhawk.com's stock at the date of grant, which is then amortized over the related service period. Options are granted with exercise prices equal to the fair market value of the common stock on the date of the grant, as determined by Sunhawk.com's Board. Options vest over a five-year period and expire ten years from the date of grant.

A summary of the status of Sunhawk.com's stock option plan is presented below:

                                                     OUTSTANDING OPTIONS
                                                   -----------------------
                                                   WEIGHTED-
                                                    NUMBER        AVERAGE
                                                      OF          EXERCISE
                                                    SHARES         PRICE
                                                   ---------      --------
Balance at October 1, 1996                                0        $   --
  Options granted, at estimated fair value           65,286          1.52
  Options exercised                                  (9,195)         0.00001341
                                                    -------
Balance at September 30, 1997                        56,091          1.77
  Options granted, at estimated fair value           12,984         17.66
  Options canceled                                   (8,224)         9.32
                                                    -------
Balance at September 30, 1998                        60,851          4.14
  Options exercised                                 (28,121)         0.0080186
  Options canceled                                  (14,798)         3.95
                                                    -------
Balance at September 30, 1999                        17,932         10.77
   Options exercised                                     --          0.00
   Options canceled                                      --          0.00
                                                    -------        ------
Balance at December 31, 1999 (unaudited)             17,932        $10.77
                                                    =======        ======

At December 31, 1999 options to acquire 248,278 shares of common stock were available for future grant.

The following table summarizes information about stock options outstanding at December 31, 1999:

                          OUTSTANDING OPTIONS
-------------------------------------------------------------------------
                                                         WEIGHTED-AVERAGE
                                        WEIGHTED-            REMAINING
       EXERCISE       NUMBER OF          AVERAGE         CONTRACTED LIFE
        PRICE           SHARES       EXERCISE PRICE           (YEARS)
    --------------    ---------      --------------      ----------------
         $0.42          7,153            $ 0.42                7.02
     $0.43 - 11.33      4,765             11.33                8.20
    $11.34 - 22.65      6,014             22.65                8.79
                       ------
                       17,932
                       ======

As of December 31, 1999, in connection with the stock option plan, 266,210 shares of common stock were available for future issuance. At December 31, 1999, 4,053 options were exercisable at an exercise price of $2.07 per share.

Sunhawk.com applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock options issued to employees in the accompanying financial statements because the fair value of the underlying common stock equals the exercise price of the stock options granted. Had the stock compensation expense for Sunhawk.com's stock option plan been determined based on the fair value at the grant dates for options granted in 1999 and 1998, consistent with the fair value method of Statement of Financial Accounting Standards No. 123, Sunhawk.com's net loss for the years ended December 31, 1999 and 1998 would have been increased to the following pro forma amount:

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                         (unaudited)
                                                  ------------------------
                                                     1999           1998
                                                  ----------      --------
Net loss:
  As reported                                     $1,043,495      $598,066
  Pro forma                                        1,049,671       604,242
Net loss per share, basic and diluted:
  As reported                                     $     0.82      $   0.67
  Pro forma                                             0.82          0.68

The fair value of each option grant was estimated on the date of grant using the Minimum Value Option Pricing model using the following weighted-average assumptions: risk-free interest rate of 4.77% and 6.11% for 1999 and 1998, respectively; expected life of five years; and dividend yield of 0%.

9. COMMITMENTS

Sunhawk.com leases office space and equipment under operating lease agreements expiring in 2001 and 2002, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 1999 are as follows:

Three months ended December 31:
        2000                            $258,327
        2001                             344,436
        2002                                 686
                                        --------
Total minimum lease payments            $603,449
                                        ========

Total rent expense paid during the three months ended December 31, 1999 and 1998 amounted to $86,130 and $94,372, respectively (unaudited).

10. FEDERAL INCOME TAXES

Sunhawk.com, with the consent of its shareholders, elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code from August 20, 1992 (date of inception) through March 31, 1999, when it became no longer eligible to be taxed as such. Accordingly, through March 31, 1999, the shareholders of Sunhawk.com were entitled to report on their personal income tax returns their proportionate share of Sunhawk.com's operating losses. Effective April 1, 1999, Sunhawk.com became subject to federal corporate income taxes and therefore began to account for income taxes in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." There was no income tax provision in 1999 due to the net loss.

A reconciliation of the income tax provision is as follows:

                                                              Three Months Ended
                                                              December 31, 1999
                                                                 (unaudited)
                                                              ------------------
Income tax benefit based on federal statutory rate of 34%         $(355,000)
Unrealized net operating loss benefits                              402,000
Other                                                               (47,000)
                                                                  ---------
  Income tax provision                                            $       0
                                                                  =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Sunhawk.com's deferred tax assets and liabilities are as follows:

                                                            December 31, 1999
                                                               (unaudited)
                                                            -----------------
Deferred tax assets:
  Net operating loss carryforwards                                 935,000
  Payable to Eller McConney LLC                                     69,000
  Payable to shareholder                                            31,000
  Accrued interest                                                  41,000
  Accrued expense                                                   20,000
                                                               -----------
Total deferred tax assets                                        1,096,000
  Valuation allowance for deferred tax assets                   (1,081,000)
                                                               -----------
Total deferred tax asset less valuation allowance                   15,000
                                                               -----------
Deferred tax liabilities:
  Depreciation and amortization                                    (10,000)
  Prepaid expense                                                   (5,000)
                                                               -----------
Total deferred tax liability                                       (15,000)

                                                               -----------
Net deferred tax asset                                         $         0
                                                               ===========

At December 31, 1999, Sunhawk.com had net operating loss carryforwards (NOLs) of approximately $ 2,750,000, which, if not utilized, will expire in the year 2019. Utilization of NOLs may be limited in any given year by alternative minimum tax
(AMT) restrictions, depending upon each year's AMT calculation.

11. RELATED-PARTY TRANSACTIONS

Sunhawk.com pays to Eller McConney LLC, which is wholly owned by Marlin Eller and Mary McConney, executive officers and trustees of a trust which owns a majority of shares of Sunhawk.com, for certain services in connection with the production of digital sheet music masters. Avtograf, a Russian joint stock company in which Eller McConney LLC has a 94% interest, provides these services under an informal agreement with Eller McConney LLC. At December 31, 1999, Sunhawk.com owed $204,166 to Eller McConney LLC for these services. The digital sheet music masters for which production services were provided represented approximately 62% AND 42% of the digital sheet music acquired by Sunhawk.com during the three months ended December 31, 1999 and 1998, respectively.

During the three months ended December 31, 1999, Sunhawk.com's Board of Directors approved entering into a five-year assignment and assumption agreement with Avtograf, Eller McConney LLC and Music Production International, a Russian corporation. The assumption and assignment agreement will require that Eller McConney LLC assign to Sunhawk.com all of its rights to receive from Avtograf its services for the production of digital sheet music in exchange for a letter agreement that provides, among other things, the payment to Eller McConney
LLC the amount of $1,000,000. Payment of the principal and interest is based on the number of pages received and accepted from Music Production
International over a period of five years and is to be paid quarterly in arrears with a maximum principal payment of $200,000 per annum. In connection with this agreement, Avtograf will assign to Music Production International its obligation to provide production services for digital sheet music. Thereafter, Music Production International will be obligated to provide production services for digital sheet music for Sunhawk.com at an anticipated minimum rate of 4,500 pages per month totaling 270,000 pages over a period of five years, at no additional cost to Sunhawk.com. [The letter agreement reflecting the payment of $1,000,000 to Eller McConney LLC is expected to be accounted for as a prepayment for digital sheet music production services from Music Production International over a period of five years, with recourse to Eller McConney LLC in the event of non-performance.] Neither Eller McConney LLC, Mr. Eller, Ms. McConney nor Sunhawk.com has an ownership interest in Music Production International. This agreement became effective on February 14, 2000.

Marlin Eller, Chairman of the Board, Chief Executive Officer, and President, and Mary McConney, Treasurer (Chief Financial Officer until June 10, 1999), of Sunhawk.com provided services to Sunhawk.com as officers of Sunhawk.com. They received no compensation for these services from inception of Sunhawk.com through to September 30, 1999, and began receiving compensation beginning October 1, 1999.

12. SUBSEQUENT EVENTS

BRIDGE FINANCING LOAN AGREEMENTS

On January 12, 2000, Sunhawk.com entered into an Agency Agreement with Joseph Gunnar & Co., LLC to obtain from third parties bridge financing loans totaling $1,000,000. The loans, which closed on January 26, 2000, bore interest at a rate of 8.5% per annum and were repaid in full from proceeds received from the initial public offering. A total of 41,680 warrants were granted to the third parties and are exercisable commencing six months following the closing date of the offering at the initial public offering price of $12.00. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com. At the closing of the bridge financing, Sunhawk.com paid Joseph Gunnar & Co., LLC (i) a commission equal to 7% of the aggregate loan amount; (ii) a structuring fee equal to 3% of the aggregate loan amount; (iii) reimbursement of out-of-pocket expenses; and (iv) reimbursement of reasonable fees and disbursements of counsel to Joseph Gunnar & Co., LLC. The loans were paid in full on February 22, 2000.

INITIAL PUBLIC OFFERING

Effective February 15, 2000, Sunhawk.com began trading its securities filed under the Securities Exchange Act of 1933. As part of the initial public offering, Sunhawk.com issued 1,610,000 million shares of its common stock at an initial public offering price of $12.00. The offering generated approximately $19 million in proceeds.

DISTRIBUTION AGREEMENT

On January 5, 2000, Sunhawk.com entered into a distribution agreement with Mel Bay. This agreement provides Sunhawk.com with the non-exclusive and non-transferable right to distribute selected digital sheet music from Mel Bay's music catalog. The term of the agreement is for approximately five years.

CONSULTING AGREEMENTS

On February 15, 2000, Sunhawk.com entered into a Consulting Agreement with a newly appointed member of Sunhawk.com's advisory board. Pursuant to the Consulting Agreement, the advisory board member will provide consulting services to Sunhawk.com, including developing strategic alliances with third parties. As compensation for the services performed under the Consulting Agreement, the advisory board member was issued a five-year warrant to purchase 105,000 shares of Sunhawk.com's common stock. Certain shares underlying this warrant are subject to Sunhawk.com's stock price achieving specific closing prices over a period of time.

On February 18, 2000, Sunhawk.com entered into a Consulting Agreement with a newly appointed member of its board of directors. Pursuant to the Consulting Agreement, the board member will provide consulting services to Sunhawk.com including introducing Sunhawk.com to content owners who could benefit from Sunhawk.com's technology. As compensation for the services performed under the Consulting Agreement, the board member was issued a five-year warrant to purchase 120,000 shares of Sunhawk.com's common stock. Certain shares underlying this warrant are subject to Sunhawk.com's stock price achieving specific closing prices over a period of time.

Both Consulting Agreements are subject to performance criteria and may be cancelled by providing sixty (60) days notice. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com and are exercisable at the initial public offering price of $12.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        Sunhawk.com Corporation was incorporated in August 1992 and began distributing and selling digital sheet music over the Internet in March 1997. From the date of incorporation until March 1997, our operating activities consisted principally of the following:

        -  creating our digital sheet music catalog;

        -  developing and patenting our technology;

        - establishing international operations for the production of digital sheet music;

        -  negotiating for the rights to distribute and sell sheet music;

        -  developing a corporate infrastructure for the management of data;

        -  producing digital sheet music;

        -  creating and distributing CD-ROM collections; and

        -  developing the Sunhawk.com web site.

        In September 1996, we began selling CD-ROMs of the complete works of Scott Joplin, and in July 1997, we began selling CD-ROMs of Handel's Messiah, both containing digital sheet music in our Solero(R) format. We launched our web site in February 1997 and made our first sale of digital sheet music in March 1997. In 1998, we established our strategic alliances and entered into contracts with Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing for the right to sell and distribute selected portions of their sheet music catalogs. From March 1997 through December 31, 1999, we sold approximately 27,143 digital sheet music products and approximately 2,217 traditional printed sheet music products and CD-ROMs. Through December 31, 1999, substantially all of our sales have been derived from the sale of digital or printed sheet music and CD-ROMs through our web site and from special promotions and services for our strategic partners.

        Sales are primarily derived from digital and printed sheet music offered over the Internet and either downloaded directly from our web site or ordered from our web site and delivered via regular mail or overnight courier. Sales are net of any applicable discounts, and sales of traditional printed sheet music include shipping and handling charges. A customer's account is settled by directly charging his credit card. For digital sheet music downloaded over the Internet, revenues are recognized upon execution of the order. Revenues from sales of traditional printed sheet music are recognized upon shipment of the printed sheet music from our offices in Seattle, Washington.

        Cost of goods sold consists principally of the costs associated with royalty payments, materials, amortization of the cost of producing digital masters, shipping costs and credit card processing fees. Our contracts with publishers require us to remit the appropriate royalty to the respective publisher. Royalty payments range from 10% to 70% and are based on actual sales, less credit card processing fees and shipping costs, if any. Materials costs consist of CD-ROMs and the cost of printed sheet music books. Shipping costs and credit card processing fees include costs related to the shipping of traditional printed sheet music and the processing of credit card payments for printed and digital sheet music.

        Amortization of the cost of producing digital masters relates to the digital sheet music and is based on the shorter of estimated useful lives or the term of the distribution contracts for the digital masters. Amortization of the music catalog distribution rights began in the quarter ended June 30, 1999, resulting in an increase in cost of goods sold. The amortization of music catalog distribution rights is approximately $38,000 per quarter through the remaining term of the Warner Bros. Publications U.S. Inc. contract, which ends December 31, 2007.

        We expect that our cost of goods sold will increase significantly as we accelerate our production of digital sheet music and enter into additional strategic partnerships to further develop and expand our catalog of digital sheet music and recorded music.

        Selling expenses consist primarily of promotional and advertising expenditures, including payroll and payroll-related expenses. We have incurred little advertising expenditures to date as we have focused our efforts on creating our digital sheet music catalog and securing strategic alliances and the rights to digitize sheet music. We expense all advertising costs as incurred, and we expect selling expenses to increase significantly as we seek to increase the number of Solero(R) Viewers downloaded from our web site or distributed on CD-ROMs and enhanced CDs, drive customer traffic to our web site, enhance our brand name awareness and otherwise promote the sale of our products. General and administrative expenses consist primarily of management salaries and expenses, insurance premiums, rent, telephone costs, travel expenses for general business, legal and professional fees, staff salaries, other payroll expenses and other related expenses for general corporate functions.

     To date we have incurred and expect to continue to incur substantial costs in order to:

        -  expand our sheet music catalog;

        -  produce, distribute and sell digital and printed sheet music;

        -  develop our technologies;

        -  acquire patents and other intellectual property rights;

        -  acquire the rights to sheet music;

        - secure and maintain relationships with, among others, Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing;

        -  further develop our operational infrastructure and web site;

        -  distribute and sell certain recorded music;

        -  increase the size of our staff;

        -  extend our technology into other content areas;

        - further develop and extend the application of our DRM and encryption technologies;

        -  expand our sales, marketing and business development efforts; and

        -  upgrade our software and hardware.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

Sales

        Sales for the three months ended December 31, 1999, were $39,556 compared to $16,497 for the three months ended December 31, 1998. This increase in sales resulted from providing a wider selection of music titles in our Solero(R) format and increased advertising of our product. In addition, in order to increase customer traffic to our web site, we offered a variety of promotional features on our web site and provided special services for our strategic partners.

Cost of goods sold

        Cost of goods sold for the three months ended December 31, 1999 were $80,732 compared to $13,920 for the three months ended December 31, 1998. The increase in cost of goods sold was primarily due the amortization of approximately $38,000 of the music catalog distribution rights. Amortization of these rights did not commence until third quarter of fiscal year 1999. The increase was also due to an increase during the three months ended December 31, 1999 in the proportion of royalty-bearing sales to sales of public domain titles, which do not bear royalties. Additionally, amortization of digital sheet music masters during the three months ended December 31, 1999 increased as the number of digital sheet music titles produced during that period increased. For the three months ended December 31, 1999, royalty payments accounted for $13,112, or 33.1% of sales. Costs associated with the amortization of digital sheet music masters accounted for $13,166, or 33.3% of sales and costs associated with the amortization of music catalog distribution rights were $37,689, or 95.3% of sales. For the three months ended December 31, 1998, royalty payments accounted for $4,737, or 28.7% of sales, and costs associated with the amortization of digital sheet music masters accounted for $3,044, or 18.5% of sales.

Selling, general and administrative expenses

        Selling expenses for the three months ended December 31, 1999, were $189,372, including advertising costs of $159,823, compared to $20,909, with advertising costs of $12,523, for the three months ended December 31, 1998. Selling expenses for both periods consisted primarily of expenditures incurred in connection with advertising, attending trade shows, expansion of our web site and payroll-related expenses. In the third quarter of 1999, we initiated our strategic marketing plan. As part of this plan, we experienced a significant increase in advertising and marketing consultant costs as part of the new strategic marketing plan. General and administrative expenses for the three months ended December 31, 1999 were $986,029 compared to $559,113 for the three months ended December 31, 1998. The increase was primarily due to the expansion of our production capabilities to grow our digital sheet music catalog, professional fees, hiring key management personnel, and increases in corporate facility expenses necessary to operate the business.

Interest expense on notes payable to shareholder

        Interest expense for the three months ended December 31, 1999, was $16,290 compared to $41,530 for the three months ended December 31, 1998. The decrease in interest expense was primarily due to the conversion of loans made to us by the Eller and McConney 1995 Family Living Trust, into common stock on March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations since inception primarily with funds received from the sale of equity to and loans from the Eller and McConney 1995 Family Living Trust. As of December 31, 1999, we had cash of $7,943 and a working capital deficiency of $2,593,077.

        On January 12, 2000, we entered into an Agency Agreement with Joseph Gunnar & Co., LLC, which is also the underwriter of this offering, to obtain from third parties bridge financing loans totaling $1,000,000. The loans bear interest at a rate of 8.5% per annum and will be due at the earlier of the closing of this offering or September 26, 2000. The loans hold a first security on Sunhawk.com's assets as collateral. The loans have a 50% warrant coverage, which equates to 1,042 warrants per $25,000 of loan proceeds for a total of 41,680 warrants at the initial public offering price, which is assumed to be $12.00 per share. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com. The warrants are exercisable commencing six months following the closing date of this offering. Upon closing, payments to Joseph Gunnar & Co., LLC will include

        -  a commission equal to 7% of the aggregate loan amount;

        -  a structuring fee equal to 3% of the aggregate loan amount;

        -  reimbursement of out-of-pocket expenses; and

        - reimbursement of reasonable fees and disbursement of counsel to Joseph Gunnar & Co., LLC.

        The loans closed on January 26, 2000 and were paid in full, including interest on February 22, 2000.

        On February 15, 2000, we issued 1,610,000 shares of common stock in an initial public offering at the price of $12.00 per share. The offering generated approximately $19 million in proceeds.

               Net cash used in operating activities totaled $615,350 for the three months ended December 31, 1999 compared with net cash provided by operating activities of $105,375 for the three months ended December 31, 1998. The increase in net cash used in operating activities for the three months ended December 31, 1999, as compared to the prior year, was primarily attributable to increases in advertising, the expansion of our production capabilities to grow our digital sheet music catalog, professional fees, hiring key management personnel, and increases in corporate facility expenses necessary to operate the business.

        Net cash used in investing activities was $87,917 for the three months ended December 31, 1999 compared to $109,637 for the three months ended December 31, 1998. The decrease in cash used in investing activities for the three months ended December 31, 1999, as compared to the prior year, was primarily due to the decrease in the acquisition digital sheet music masters, and patents and trademarks.

        Net cash provided by financing activities was $691,910 for the three months ended December 31, 1999 compared to $0 for the three months ended December 31, 1998. The increase in net cash for financing activities for the three months ended December 31, 1999, as compared to prior year, was primarily derived from proceeds from the drawing down of the line of credit. This was offset by an increase of $208,090 in deferred offering costs for the three months ended December 31, 1999 compared to the prior year.

        We believe that the net proceeds from our prior financing, the debt to equity conversion by the Eller and McConney 1995 Family Living Trust, and this offering will provide us with the necessary cash proceeds to allow Sunhawk.com to continue operations and meet our material commitments, such as our annual lease payments, through at least January, 2001. We have no current arrangements with respect to, or potential sources of, additional financing.

YEAR 2000 COMPLIANCE

        Although we have not experienced any Year 2000 problems, it is possible that Year 2000-related issues may cause problems or disruptions. While we believe that all of our systems are Year 2000 compliant, we cannot assure you that we will not discover a problem during 2000 that needs to be upgraded, modified or replaced. In addition, we depend on a number of third-party vendors to provide both information and non-information technology systems and services. While we believe that our material third-party systems and services are Year 2000 compliant, we cannot be sure that we will not experience any problems during 2000. We also cannot provide any assurance that governmental agencies, utility companies, Internet access companies and others outside of our control will not experience any future Year 2000 problems.

        We believe that the Year 2000 issue will not have a material adverse effect on our business, financial condition or operating results. However, despite all of our efforts to-date towards insuring Year 2000 compliance, latent issues may still surface in the future that require upgrades, modifications or replacement, all of which could be time-consuming and expensive. In addition, there can be no assurance that utility companies, Internet access companies and our third-party vendors will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure such as a prolonged Internet, telecommunications or electrical failure.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibit 10.1 Letter agreement with Osmond Kilkenny, member of the board of directors dated February 18, 2000.

        Exhibit 10.2 Letter agreement with Scott Svenson, member of the advisory board dated February 15, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Sunhawk.com Corporation
                                            -----------------------
                                                 (Registrant)

Date March 30, 2000               /s/ Marlin Eller
     --------------               -------------------------------------
                                  Marlin Eller, Chief Executive Officer

Date March 30, 2000               /s/ Tricia Parks-Holbrook
     --------------               ----------------------------------------------
                                  Tricia Parks-Holbrook, Chief Financial Officer