Form 10QSB
period 2000-03-31
SUNHAWK COM CORP
filed 2000-05-15
CIK 1088116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the three month period ended March 31, 2000

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


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


TABLE OF CONTENTS
Form 10-QSB
Three months ended March 31, 2000



                                                                                    Page
                                                                                    ----
PART I:  FINANCIAL INFORMATION

              Item 1.

              Balance Sheet                                                          1
              Statements of Operations                                               2
              Statements of Shareholders' Equity                                     3
              Statements of Cash Flows                                               4
              Notes to Financial Statements                                        5 - 7

              Item 2.

              Management's Discussion And Analysis or Plan of Operation            7 - 11



PART II: OTHER INFORMATION                                                          11

SIGNATURES                                                                          12


PART I -- FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                             SUNHAWK.COM CORPORATION
                                  Balance Sheet
                                   (unaudited)



                                                                                  March 31, 2000
                                                                                  --------------
ASSETS
Current assets:
    Cash and Cash Equivalent                                                       $ 10,593,186
    Short-Term Investments (Held to Maturity)                                         2,025,944
    Accounts Receivable                                                                  10,096
    Inventory                                                                            16,464
    Prepaid Expenses                                                                    380,235
                                                                                    ------------
          Total current assets                                                       13,025,925
                                                                                   ------------
Property and equipment, net                                                             380,406
Other assets:
    Digital sheet music masters (net of accumulated amortization
        of $58,679                                                                      475,551
    Patents & trademarks, at cost (net of accumulated
      amortization of $10,701                                                           110,190
    Music catalog distribution rights (net of
      accumulated amortization of $150,756                                            1,168,362
    Prepaid digital sheet music masters                                                 985,966
    Long-term Investment (Held to Maturity)                                             996,814
    Prepaid Expenses                                                                    246,858
    Deposits
                                                                                         27,484
                                                                                   ------------
                Total other assets                                                    4,011,225
                                                                                   ------------
                 Total assets                                                      $ 17,417,556
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Line of Credit                                                                 $    600,000
    Accounts payable and accrued expenses                                               837,494
    Payable to Eller McConney LLC                                                       322,764
    Payable to shareholder                                                              290,000
                                                                                   ------------
        Total current liabilities                                                     2,050,258
                                                                                   ------------
Long-term liabilities:
    Payable to Eller McConney LLC                                                  $  1,000,000
                                                                                   ------------
        Total long-term liabilities                                                   1,000,000
                                                                                   ------------

                Total liabilities                                                     3,050,258
                                                                                   ------------

Shareholders' equity
    Preferred stock, no par value:
      Authorized shares -- 10,000,000
      Outstanding shares - none --
    Common stock, no par value:
      Authorized shares -- 30,000,000                                                18,753,141
      Outstanding shares - 3,009,380 at March 31, 2000
    Accumulated deficit                                                              (4,385,843)
                                                                                   ------------
      Total shareholders' equity (deficit)                                           14,367,298
                                                                                   ------------
        Total liabilities and shareholders' equity                                 $ 17,417,556
                                                                                   ============


See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION
                            Statements of Operations
                                   (unaudited)


                                                    Three months ended                           Six months ended
                                                          March 31,                                  March 31,
                                             ---------------------------------           ---------------------------------
                                                 2000                 1999                  2000                   1999
                                             -----------           -----------           -----------           -----------
Sales                                        $    58,377           $    28,897           $    97,933           $    45,394
Cost of goods sold:
  Royalties, materials, shipping,
     and credit card
     processing fees                              43,148                13,870                73,025                24,746
  Amortization of digital sheet
     music masters and music catalog
     distribution rights                          52,105                 9,138               102,960                12,182
                                             -----------           -----------           -----------           -----------
        Total Cost of Goods Sold                  95,253                23,008               175,985                36,928
                                             -----------           -----------           -----------           -----------
        Gross profit (loss)                      (36,876)                5,889               (78,052)                8,466
Selling, general and administrative            1,753,526               570,053             2,739,523             1,129,166
                                             -----------           -----------           -----------           -----------
Loss from operations                          (1,790,402)             (564,164)           (2,817,575)           (1,120,700)
Other Income(expense)                             47,763               (72,398)               31,441              (113,928)
                                             -----------           -----------           -----------           -----------
Net loss                                     $(1,742,639)          $  (636,562)          $(2,786,134)          $(1,234,628)
                                             ===========           ===========           ===========           ===========
Net loss per share:
  Basic and diluted                          $     (0.80)        $     (0.71)          $     (1.55)          $     (0.97)
                                             ===========           ===========           ===========           ===========
Weighted average common shares for
   net loss per share computations:
     Basic and diluted                         2,171,670               900,376             1,795,282             1,270,879
                                             ===========           ===========           ===========           ===========


See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION
                  Statements of Stockholders' Equity (Deficit)



                                                        Common Stock                   Shareholders'            Total
                                              --------------------------------          Accumulated            Equity
                                                  Shares             Amount               Deficit             (Deficit)
                                              ------------        ------------         -------------        ------------
Balance, October 1, 1996                           643,657        $        901         $   (618,561)        $   (617,660)
    Exercise of common stock
      Options                                        9,195                  --                   --                   --
    Sale of common stock                           229,878                   4                   --                    4
    Compensation related to sale of
      common stock                                      --              96,316                   --               96,316
  Net loss                                              --                  --             (910,983)            (910,983)
                                              ------------        ------------         ------------         ------------
Balance, September 30, 1997                        882,730              97,221           (1,529,544)          (1,432,323)
    Sale of common stock                             8,829             100,000                   --              100,000
    Net loss                                            --                  --           (1,475,579)          (1,475,579)
                                              ------------        ------------         ------------         ------------
Balance, September 30, 1998                        891,559             197,221           (3,005,123)          (2,807,902)
    Exercise of common stock
      Options                                       28,121                 225                   --                  225
    Issuance of common stock to
      acquire music catalog
      distribution rights                           99,073           1,319,118                   --            1,319,118
    Sale of common stock                           112,659           1,500,000                   --            1,500,000
    Conversion of notes payable
      to shareholders, including
      accrued interest of $286,039                 267,968           3,568,406                   --            3,568,406
    Forgiveness of note payable
       to shareholder                                   --           1,000,000                   --            1,000,000
    Recapitalization of
      accumulated deficit due to
      termination of "S"
      corporation status
      effective April 1, 1999                           --          (4,239,751)           4,239,751                   --
        Net loss                                        --                  --           (2,834,337)          (2,834,337)
                                              ------------        ------------         ------------         ------------
Balance, September 30, 1999                      1,399,380           3,345,219           (1,599,709)           1,745,510
  Issuance of common stock, net of
    $1,906,588 cost (unaudited)                  1,610,000          15,407,922                   --           15,407,922
  Net loss (unaudited)                                  --                  --           (2,786,134)          (2,786,134)
                                              ------------        ------------         ------------         ------------
Balance, March 31, 2000 (unaudited)              3,009,380        $ 18,753,141         $ (4,385,843)        $ 14,367,298
                                              ============        ============         ============         ============



See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION
                            Statements of Cash Flows
                                  (unaudited)



                                                                              Six Months Ended
                                                                                  March 31,
                                                                       ---------------------------------
                                                                           2000                  1999
                                                                       ------------         ------------
OPERATING ACTIVITIES
Net loss                                                               $ (2,786,134)        $ (1,234,628)
Adjustments to reconcile net loss to net cash
        and cash equivalents used in operating activities:
        Depreciation                                                         51,081               15,005
        Amortization                                                        104,433               15,689
Changes in operating assets and liabilities:
        Increase in accounts receivable                                      (2,447)                  --
        Decrease in inventory                                                   627                  247
        Increase in prepaid expenses                                       (622,524)                  --
        Increase in deposits                                                   (250)                  --
        Increase in accounts payable and accrued Expenses                   128,227               13,655
        Increase in payable to Eller McConney LLC                           152,807               60,190
        Accrued interest on notes payable to Shareholder                   (115,394)             113,928
                                                                       ------------         ------------
                      Net cash and cash equivalents used in
                             operating activities                        (3,089,574)          (1,015,914)
                                                                       ------------         ------------
INVESTING ACTIVITIES
Purchases of property and equipment                                        (177,647)             (28,968)
Purchase of digital sheet music masters                                     (92,945)           (177,532)
Purchase of investments                                                  (3,022,758)                  --
Cost of patents and trademarks                                              (13,207)             (12,771)
                                                                       ------------         ------------
                      Net cash and cash equivalents used in
                             investing activities                        (3,306,557)            (219,271)
                                                                       ------------         ------------
FINANCING ACTIVITIES
Proceeds from line of credit                                                900,000                   --
Payments on line of credit                                                 (400,000)                  --
Proceeds from sale of common stock to existing shareholders                      --            1,500,000
Proceeds from notes payable issued to shareholders                               --            1,355,000
Proceeds from issuance of common stock, net of offering costs            16,471,017                   --
Increase in deferred offering costs                                              --              (54,188)
                                                                       ------------         ------------
                      Net cash and cash equivalents provided by
                             financing activities                        16,971,017            2,800,812
                                                                       ------------         ------------
Net increase in cash and cash equivalents                                10,574,886            1,565,627
Cash and cash equivalents at beginning of period                             18,300               59,093
                                                                       ------------         ------------
Cash and cash equivalents at end of period                             $ 10,593,186         $  1,624,720
                                                                       ============         ============
NONCASH SUPPLEMENTARY DISCLOSURE
Issuance of common stock in conjunction with the
        acquisition of music catalog distribution rights                         --         $  1,319,118
Conversion of notes payable and accrued interest
        to shareholders to common stock                                          --           (3,568,406)
Forgiveness of notes payable to shareholder                                      --           (1,000,000)
Reclassification of Deferred offering costs to common stock               1,063,095                   --
Prepayment of digital sheet music masters to
        Eller McConney LLC                                                1,000,000                   --



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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Sunhawk.com considers all liquid investments with maturities of 90 days or less at purchase to be cash equivalents. Cash equivalents at March 31, 2000 amounted to $3,504,163

DIGITAL SHEET MUSIC MASTERS

Digital sheet music masters are valued at cost less accumulated amortization. Digital sheet music masters are amortized over the shorter of (1) the estimated useful life of the music category, or (2) the estimated useful life of the related electronic medium, or (3) the remaining term of the underlying music licensing agreement (for licensed music). The amortization periods generally range from five to fifteen years. Amortization expense is included in cost of goods sold and was $14,416 and $9,138 for the three months ended March 31, 2000 and 1999, respectively, and $27,582 and $12,182 for the six months ended March 31, 2000 and 1999, respectively. Sunhawk.com periodically evaluates the digital sheet music masters for impairment.

MUSIC CATALOG DISTRIBUTION RIGHTS

Music Catalog Distribution rights are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the remaining term of the underlying distribution agreement, approximately eight and one-half years. Amortization expense is included in the cost of goods sold and was approximately $37,700 for the three months ended March 31, 2000 and approximately $75,400 for the six months ended March 31, 2000. Sunhawk.com periodically evaluates these music catalog distribution rights for impairment.

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

On January 5, 2000, Sunhawk.com entered into a distribution agreement with Mel Bay Publications, Inc. This agreement provides Sunhawk.com with the non-exclusive and non-transferable right to distribute selected digital sheet music from Mel Bay's music catalog. The term of the agreement is for approximately five years.

4. CONSULTING AGREEMENTS

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

Both Consulting Agreements are subject to performance criteria and may be cancelled by either party providing sixty (60) days notice. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com and are exercisable at the initial public offering price of $12.00 per share.

5. RELATED-PARTY TRANSACTIONS

Sunhawk.com pays to Eller McConney LLC, which is wholly owned by Marlin Eller and Mary McConney, executive officers and trustees of a trust which owns a majority of shares of Sunhawk.com, for certain services in connection with the production of digital sheet music masters. Avtograf, a Russian joint stock company in which Eller McConney LLC has a 94% interest, provides these services under an informal agreement with Eller McConney LLC. At March 31, 2000, Sunhawk.com owed $322,764 to Eller McConney LLC for services previously rendered.

The digital sheet music masters for which production services were provided represented approximately 47% and 44% of the digital sheet music acquired by Sunhawk.com during the three months ended March 31, 2000 and 1999, respectively and 55% and 43% for the six months ended March 31, 2000 and 1999, respectively. Effective February 14, 2000, Sunhawk.com entered into a five-year assignment and assumption agreement with Avtograf, Eller McConney LLC and Music Production International, a Russian corporation. The assumption and assignment agreement requires that Eller McConney LLC assign to Sunhawk.com all of its rights to receive from Avtograf its services for the production of digital sheet music in exchange for a letter agreement that provides, among other things, the payment to Eller McConney LLC the amount of $1,000,000. Payment of the principal and interest is based on the number of pages received and accepted from Music Production International over a period of five years and is to be paid quarterly in arrears with a maximum principal payment of $200,000 per annum. In connection with this agreement, Avtograf will assign to Music Production International its obligation to provide production services for digital sheet music. Thereafter, Music Production International will be obligated to provide production services for digital sheet music for Sunhawk.com at an anticipated minimum rate of 4,500 pages per month totaling 270,000 pages over a period of five years, at no additional cost to Sunhawk.com. The letter agreement reflecting the future payment of $1,000,000 to Eller McConney LLC is accounted for as a prepayment for digital sheet music production services from Music Production International over a period of five years, with recourse to Eller McConney LLC in the event of non-performance. Neither Eller McConney LLC, Mr. Eller, Ms. McConney, nor Sunhawk.com has an ownership interest in Music Production International.

6. BRIDGE FINANCING LOAN AGREEMENTS

On January 12, 2000, Sunhawk.com entered into an Agency Agreement with Joseph Gunnar & Co., LLC to obtain from third parties bridge financing loans totaling $1,000,000. The loans bore interest at a rate of 8.5% per annum and were repaid in full from proceeds received from the initial public offering. In conjunction with the bridge financing loans, a total of 41,680 warrants were granted to the third parties and are exercisable commencing six months following the closing date of the offering at the initial public offering price of $12.00. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com.

7. SUBSEQUENT EVENTS

On April 14, 2000, Sunhawk.com entered into a Letter of Intent agreement with Copyright Control Services, Inc. (Copyright) whereby Sunhawk.com will acquire all of the assets from, and assume certain of the liabilities of Copyright in exchange for 400,000 shares of Sunhawk.com's common stock for purchase of its assets. Additionally, certain executives of Copyright will receive a three-year warrant agreement to purchase up to an additional 600,000 shares of Sunhawk.com's common stock at a strike price of (i) $24 per share for Year One;
(ii) $30 per share for Year Two; and (iii) $36 per share for Year Three. Also, as part of the closing of the agreement, Sunhawk.com will retain the services of certain of Copyright's executives. Copyright Control Services (CCS) offers custom tailored anti-piracy services to all businesses that are losing revenue or value from copyright infringement on the Internet. In the event that Sunhawk.com's stock price exceeds $26.00 per share on or before the closing of this deal, Sunhawk.com may terminate this transaction without liability to Copyright. Conversely, in the event that Sunhawk.com's stock equals or is less than $6.50 per share on or before the closing of this deal, Copyright may terminate this transaction without liability to Sunhawk.com. The purchase is expected to close by June 1, 2000.

On April 27, 2000, Sunhawk.com entered into an $850,000 line-of-credit agreement with a financial institution. On May 1, 2000, $600,000 was drawn down on the line-of-credit to pay off the previous line of credit. The applicable interest rate is Prime plus 0.05% (9.05% at April 27, 2000). The line-of-credit matures on May 15, 2005.

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

        - creating and distributing CD-ROM collections; and

        - developing the Sunhawk.com web site.

        In September 1996, we began selling CD-ROMs of the complete works of Scott Joplin, and in July 1997, we began selling CD-ROMs of Handel's Messiah, both containing digital sheet music in our Solero(R) format. We launched our website in February 1997 and made our first sale of digital sheet music in March 1997. In 1998, we established our strategic alliances and entered into contracts with Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing for the right to sell and distribute selected portions of their sheet music catalogs. From March 1997 through March 31, 2000 we sold approximately 35,484 digital sheet music products and approximately 3,585 traditional printed sheet music products and CD-ROMs. Through March 31, 2000, substantially all of our sales have been derived from the sale of digital or printed sheet music and CD-ROMs through our web site and from special promotions and services for our strategic partners.

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

        - extend our technology into other content areas;

        - further develop our operational infrastructure and web site;

        - distribute and sell certain recorded music;

        - increase the size of our staff;

        - expand our sales, marketing and business development efforts; and

        - upgrade our software and hardware.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1999

Sales

Sales for the six months ended March 31, 2000 were $97,933 compared to $45,394 for the six months ended March 31, 1999. This increase in sales resulted from providing a wider selection of music titles in our Solero(R) format, an increase in our print sheet music sales and increased advertising of our product. In addition, in order to increase customer traffic to our web site, we offered a variety of promotional features on our web site and provided special services for our strategic partners.

Cost of goods sold

Cost of goods sold for the six months ended March 31, 2000 were $175,985 compared to $36,928 for the six months ended March 31, 1999. The increase in cost of goods sold was primarily due to the amortization of $75,378 of the music catalog distribution rights. Amortization of these rights did not commence until third quarter of fiscal year 1999. The increase was also due to an increase during the six months ended March 31, 2000 in the proportion of royalty-bearing sales to sales of public domain titles, which do not bear royalties, as well as an increase in the cost related to the print music sales. Additionally, amortization of digital sheet music masters during the six months ended March 31, 2000 increased as the number of digital sheet music titles produced during that period increased. For the six months ended March 31, 2000, royalty payments accounted for $28,192, or 28.8% of sales. Costs associated with the amortization of digital sheet music masters accounted for $27,582, or 28.2% of sales and costs associated with the amortization of music catalog distribution rights were $75,378, or 77.0% of sales. For the six months ended March 31, 1999, royalty payments accounted for $12,637, or 27.8% of sales, and costs associated with the amortization of digital sheet music masters accounted for $12,182, or 26.8% of sales.

Selling, general and administrative expenses

Selling expenses for the six months ended March 31, 2000, were $351,902, including advertising costs of $283,141, compared to $78,090, with advertising costs of $58,170, for the six months ended March 31, 1999. Selling expenses for both periods consisted primarily of expenditures incurred in connection with advertising, attending trade shows, expansion of our web site and payroll-related expenses, as well as marketing consulting. General and administrative expenses for the six months ended March 31, 2000 were $2,387,621 compared to $1,051,076 for the six months ended March 31, 1999. The increase was primarily due to the expansion of our production capabilities to grow our digital sheet music catalog, professional fees, hiring additional key management personnel, and increases in corporate facility expenses necessary to operate the business, fees related to bridge financing in the six months ended March 31, 2000.

Other Income/(Expense)

Other income/(expense) for the six months ended March 31, 2000 and 1999 was $31,441 and ($113,928), respectively. The increase in other income/(expense) primarily relates to interest received from short- and long-term investments made subsequent to the initial public offering in February 2000 and the conversion of loans made to us by the Eller McConney 1995 Family Living Trust into common stock on March 31, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Sales

Sales for the three months ended March 31, 2000 were $58,377 compared to $28,897 for the three months ended March 31, 1999. This increase in sales resulted from providing a wider selection of music titles in our Solero(R) format and increased advertising of our product. In addition, in order to increase customer traffic to our web site, we offered a variety of promotional features on our web site and provided special services for our strategic partners.

Cost of goods sold

Cost of goods sold for the three months ended March 31, 2000 were $95,253 compared to $23,008 for the three months ended March 31, 1999. The increase in cost of goods sold was primarily due the amortization of approximately $38,000 of the music catalog distribution rights. Amortization of these rights did not commence until third quarter of fiscal year 1999. The increase was also due to an increase during the three months ended March 31, 2000 in the proportion of royalty-bearing sales to sales of public domain titles, which do not bear royalties. Additionally, amortization of digital sheet music masters during the three months ended March 31, 2000 increased as the number of digital sheet music titles produced during that period increased. For the three months ended March 31, 2000, royalty payments accounted for $19,287, or 33% of sales. Costs associated with the amortization of digital sheet music masters accounted for $14,416, or 24.7% of sales and costs associated with the amortization of music catalog distribution rights were $37,689, or 64.5% of sales. For the three months ended March 31, 1999, royalty payments accounted for $7,900, or 27.3% of sales, and costs associated with the amortization of digital sheet music masters accounted for $9,138, or 31.6% of sales.

Selling, general and administrative expenses

Selling expenses for the three months ended March 31, 2000, were $171,069 including advertising costs of $123,318, compared to $57,181, with advertising costs of $42,147, for the three months ended March 31, 1999. Selling expenses for both periods consisted primarily of expenditures incurred in connection with advertising, attending trade shows, expansion of our web site and payroll-related expenses. In the third quarter of 1999, we initiated our strategic marketing plan. As part of this plan, we experienced a significant increase in advertising and marketing consultant costs as part of the new strategic marketing plan. General and administrative expenses for the three months ended March 31, 2000 were $1,582,457 compared to $512,872 for the three months ended March 31, 1999. The increase was primarily due to the expansion of our production capabilities to grow our digital sheet music catalog, professional fees, hiring key management personnel, and increases in corporate facility expenses necessary to operate the business for both periods, and fees related to bridge financing in the three months ended March 31, 2000.

Other Income/(Expense)

Other income/(expense) for the three months ended March 31, 2000 and 1999 was $47,763 and ($72,398), respectively. The increase in other income/(expense) primarily relates to the conversion of loans made to us by the Eller McConney 1995 Family Living Trust into common stock on March 31, 1999 and interest received from short- and long-term investments.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily with funds received from the sale of equity to and loans from the Eller and McConney 1995 Family Living Trust. As of March 31, 2000, we had cash and cash equivalents of $10,593,186 and working capital of $10,975,667.

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

Net cash used in operating activities totaled $3,089,574 for the six months ended March 31, 2000 compared with net cash used in operating activities of $1,015,914 for the six months ended March 31, 1999. The increase in net cash used in operating activities for the six months ended March 31, 2000, as compared to the prior year, was primarily attributable to increases in advertising, the expansion of our production capabilities to grow our digital sheet music catalog, prepaid expenses, professional fees, hiring key management personnel, and increases in corporate facility expenses necessary to operate the business.

Net cash used in investing activities was $3,306,557 for the six months ended March 31, 2000 compared to $219,271 for the six months ended March 31, 1999. The increase in cash used in investing activities for the six months ended March 31, 2000, as compared to the prior year, was primarily due to the purchase of long-term investments with proceeds received from the initial public offering and an increase in equipment purchase to upgrade our website capabilities.

Net cash provided by financing activities was $16,971,017 for the six months ended March 31, 2000 compared to $2,800,812 for the six months ended March 31, 1999. The increase in net cash for financing activities for the six months ended March 31, 2000, as compared to prior year, was primarily derived from proceeds received from the initial public offering.

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

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          Exhibit 10.3 Retainer Agreement with The Otto Law Group, PLLC dated February 20, 2000.

          Exhibit 10.4 Executed letter agreement with Eller McConney LLC for prepayment of digital masters dated February 15, 2000.

          Exhibit 10.5 Letter of Intent to Acquire Copyright Control Services, Inc. dated April 14, 2000.

          Exhibit 10.6       Form of Warrant Agreement


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Sunhawk.com Corporation
                                        ---------------------------------------
                                                       (Registrant)


Date  May 15, 2000                      /s/ Marlin Eller
      --------------                    -------------------------------------
                                        Marlin Eller, Chief Executive Officer


Date  May 15, 2000                      /s/ Tricia Parks-Holbrook
      --------------                    --------------------------------------
                                        Tricia Parks-Holbrook,
                                        Chief Financial Officer