Form 10QSB/A
period 2000-03-31
SUNHAWK COM CORP
filed 2000-05-16
CIK 1088116

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000, the registrant had 0 shares of preferred stock outstanding and 3,009,380 shares of common stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


TABLE OF CONTENTS
Form 10-QSB
Three months ended March 31, 2000



                                                                                    Page
                                                                                    ----
PART I:  FINANCIAL INFORMATION

              Item 1.

              Balance Sheet                                                          1
              Statements of Operations                                               2
              Statements of Shareholders' Equity                                     3
              Statements of Cash Flows                                               4
              Notes to Financial Statements                                        5 - 7

              Item 2.

              Management's Discussion And Analysis or Plan of Operation            8 - 12



PART II: OTHER INFORMATION                                                          13

SIGNATURES                                                                          14


PART I -- FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                             SUNHAWK.COM CORPORATION
                                  Balance Sheet
                                   (unaudited)



                                                                                  March 31, 2000
                                                                                  --------------
ASSETS
Current assets:
    Cash and Cash Equivalents                                                      $ 10,593,186
    Short-Term Investments (Held to Maturity)                                         2,025,944
    Accounts Receivable                                                                  10,096
    Inventory                                                                            16,464
    Prepaid Expenses                                                                    380,235
                                                                                    ------------
          Total current assets                                                       13,025,925
                                                                                   ------------
Property and equipment, net                                                             380,406
Other assets:
    Digital sheet music masters (net of accumulated amortization
        of $58,679)                                                                     475,551
    Patents & trademarks, at cost (net of accumulated
      amortization of $10,701)                                                          110,190
    Music catalog distribution rights (net of
      accumulated amortization of $150,756)                                           1,168,362
    Prepaid digital sheet music masters                                                 985,966
    Long-term Investment (Held to Maturity)                                             996,814
    Prepaid Expenses                                                                    246,858
    Deposits                                                                             27,484
                                                                                   ------------
                Total other assets                                                    4,011,225
                                                                                   ------------
                 Total assets                                                      $ 17,417,556
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Line of Credit                                                                 $    600,000
    Accounts payable and accrued expenses                                               837,494
    Payable to Eller McConney LLC                                                       322,764
    Payable to shareholder                                                              290,000
                                                                                   ------------
        Total current liabilities                                                     2,050,258
                                                                                   ------------
Long-term liabilities:
    Payable to Eller McConney LLC                                                  $  1,000,000
                                                                                   ------------
        Total long-term liabilities                                                   1,000,000
                                                                                   ------------

                Total liabilities                                                     3,050,258
                                                                                   ------------

Shareholders' equity
    Preferred stock, no par value:
      Authorized shares -- 10,000,000
      Outstanding shares - none --
    Common stock, no par value:
      Authorized shares -- 30,000,000                                                20,875,468
      Outstanding shares - 3,009,380 at March 31, 2000
    Deferred stock-based compensation                                                (1,701,056)
    Accumulated deficit                                                              (4,807,114)
                                                                                   ------------
      Total shareholders' equity                                                     14,367,298
                                                                                   ------------
        Total liabilities and shareholders' equity                                 $ 17,417,556
                                                                                   ============



See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION
                            Statements of Operations
                                   (unaudited)



                                                    Three months ended                           Six months ended
                                                          March 31,                                  March 31,
                                             ---------------------------------           ---------------------------------
                                                 2000                 1999                  2000                   1999
                                             -----------           -----------           -----------           -----------
Sales                                        $    58,377           $    28,897           $    97,933           $    45,394
Cost of goods sold:
  Royalties, materials, shipping,
     and credit card
     processing fees                              43,148                13,870                73,025                24,746
  Amortization of digital sheet
     music masters and music catalog
     distribution rights                          52,105                 9,138               102,960                12,182
                                             -----------           -----------           -----------           -----------
        Total Cost of Goods Sold                  95,253                23,008               175,985                36,928
                                             -----------           -----------           -----------           -----------
        Gross profit (loss)                      (36,876)                5,889               (78,052)                8,466
Selling, general and administrative            1,784,128               570,053             2,770,125             1,129,166
                                             -----------           -----------           -----------           -----------
Loss from operations                          (1,821,004)             (564,164)           (2,848,177)           (1,120,700)
Other Income(expense)                           (342,906)              (72,398)             (359,228)             (113,928)
                                             -----------           -----------           -----------           -----------
Net loss                                     $(2,163,910)          $  (636,562)          $(3,207,405)          $(1,234,628)
                                             ===========           ===========           ===========           ===========
Net loss per share:
  Basic and diluted                          $     (1.00)        $       (0.71)          $     (1.79)          $     (0.97)
                                             ===========           ===========           ===========           ===========
Weighted average common shares for
   net loss per share computations:
     Basic and diluted                         2,171,670               900,376             1,795,282             1,270,879
                                             ===========           ===========           ===========           ===========



See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION
                  Statements of Stockholders' Equity (Deficit)



                                                                                    Deferred
                                                        Common Stock                 Stock-      Shareholders'           Total
                                              --------------------------------       based       Accumulated            Equity
                                                  Shares             Amount       Compensation     Deficit            (Deficit)
                                              ------------        ------------    ------------  -------------        ------------
Balance, October 1, 1996                           643,657        $        901           --       $   (618,561)        $   (617,660)
    Exercise of common stock
      Options                                        9,195                  --           --                 --                   --
    Sale of common stock                           229,878                   4           --                 --                    4
    Compensation related to sale of
      common stock                                      --              96,316           --                 --               96,316
  Net loss                                              --                  --           --           (910,983)            (910,983)
                                              ------------        ------------  -----------       ------------         ------------
Balance, September 30, 1997                        882,730              97,221           --         (1,529,544)          (1,432,323)
    Sale of common stock                             8,829             100,000           --                 --              100,000
    Net loss                                            --                  --           --         (1,475,579)          (1,475,579)
                                              ------------        ------------  -----------       ------------         ------------
Balance, September 30, 1998                        891,559             197,221           --         (3,005,123)          (2,807,902)
    Exercise of common stock
      Options                                       28,121                 225           --                 --                  225
    Issuance of common stock to
      acquire music catalog
      distribution rights                           99,073           1,319,118           --                 --            1,319,118
    Sale of common stock                           112,659           1,500,000           --                 --            1,500,000
    Conversion of notes payable
      to shareholders, including
      accrued interest of $286,039                 267,968           3,568,406           --                 --            3,568,406
    Forgiveness of note payable
       to shareholder                                   --           1,000,000           --                 --            1,000,000
    Recapitalization of
      accumulated deficit due to
      termination of "S"
      corporation status
      effective April 1, 1999                           --          (4,239,751)          --          4,239,751                   --
        Net loss                                        --                  --           --         (2,834,337)          (2,834,337)
                                              ------------        ------------  -----------       ------------         ------------
Balance, September 30, 1999                      1,399,380           3,345,219           --         (1,599,709)           1,745,510
Issue common stock, net of $1,906,588
  cost (unaudited)                               1,610,000          15,407,922           --                 --           15,407,922
Deferred stock-based compensation                       --           2,122,327   (2,122,327)                --                    0
Amortization of stock-based compensation                --                  --       28,414                 --               28,414
Issuance of warrants in conjunction
  with bridge loan financing                                                        392,857                                 392,857
Net loss (YTD)                                          --                  --                      (3,207,405)          (3,207,405)
                                              ------------        ------------  ------------      ------------         ------------
Balance, March 31, 2000 (unaudited)              3,009,380          20,875,468   (1,701,056)        (4,807,114)          14,367,298
                                              ============        ============  ===========       ============         ============



See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION
                            Statements of Cash Flows
                                  (unaudited)




                                                                              Six Months Ended
                                                                                  March 31,
                                                                       ---------------------------------
                                                                           2000                  1999
                                                                       ------------         ------------
OPERATING ACTIVITIES
Net loss                                                               $ (3,207,405)        $ (1,234,628)
Adjustments to reconcile net loss to net cash
        and cash equivalents used in operating activities:
        Depreciation                                                         51,081               15,005
        Amortization                                                        104,433               15,689
        Amortization of stock deferred based compensation                    28,414                   --
        Interest expense related to issuance of warrants                    392,857                   --
Changes in operating assets and liabilities:
        Increase in accounts receivable                                      (2,447)                  --
        Decrease in inventory                                                   627                  247
        Increase in prepaid expenses                                       (622,524)                  --
        Increase in deposits                                                   (250)                  --
        Increase in accounts payable and accrued Expenses                   128,227               13,655
        Increase in payable to Eller McConney LLC                           152,807               60,190
        Accrued interest on notes payable to Shareholder                   (115,394)             113,928
                                                                       ------------         ------------
                      Net cash and cash equivalents used in
                             operating activities                        (3,089,574)          (1,015,914)
                                                                       ------------         ------------
INVESTING ACTIVITIES
Purchases of property and equipment                                        (177,647)             (28,968)
Purchase of digital sheet music masters                                     (92,945)           (177,532)
Purchase of investments                                                  (3,022,758)                  --
Cost of patents and trademarks                                              (13,207)             (12,771)
                                                                       ------------         ------------
                      Net cash and cash equivalents used in
                             investing activities                        (3,306,557)            (219,271)
                                                                       ------------         ------------
FINANCING ACTIVITIES
Proceeds from line of credit                                                900,000                   --
Payments on line of credit                                                 (400,000)                  --
Proceeds from sale of common stock to existing shareholders                      --            1,500,000
Proceeds from notes payable issued to shareholders                               --            1,355,000
Proceeds from issuance of common stock, net of offering costs            16,471,017                   --
Increase in deferred offering costs                                              --              (54,188)
                                                                       ------------         ------------
                      Net cash and cash equivalents provided by
                             financing activities                        16,971,017            2,800,812
                                                                       ------------         ------------
Net increase in cash and cash equivalents                                10,574,886            1,565,627
Cash and cash equivalents at beginning of period                             18,300               59,093
                                                                       ------------         ------------
Cash and cash equivalents at end of period                             $ 10,593,186         $  1,624,720
                                                                       ============         ============
NONCASH SUPPLEMENTARY DISCLOSURE
Issuance of common stock in conjunction with the
        acquisition of music catalog distribution rights                         --         $  1,319,118
Conversion of notes payable and accrued interest
        to shareholders to common stock                                          --           (3,568,406)
Forgiveness of notes payable to shareholder                                      --           (1,000,000)
Reclassification of Deferred offering costs to common stock               1,063,095                   --
Prepayment of digital sheet music masters to
        Eller McConney LLC                                                1,000,000                   --




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


3. COMMON STOCK WARRANTS

As of March 31, 2000, we had outstanding warrants, with an expiration of February 15, 2005, to purchase 435,013 shares of common stock, all of which are fully exercisable at $12.00 per share.

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


5. CONSULTING AGREEMENTS


On February 15, 2000, Sunhawk.com entered into a consulting agreement with a term of two years with a newly appointed member of Sunhawk.com's advisory board. Pursuant to the Consulting Agreement, the advisory board member will provide consulting services to Sunhawk.com, including developing strategic alliances with third parties. As compensation for the services performed under the Consulting Agreement, the advisory board member was issued a five-year warrant to purchase 105,000 shares of Sunhawk.com's common stock. Certain shares underlying this warrant are subject to Sunhawk.com's stock price achieving specific closing prices over a period of time. The fair value of the warrants is $807,806 at March 31, 2000, and is being amortized over the term of the agreement. The fair value was determined using the Black-Scholes method of valuation.

On February 18, 2000, Sunhawk.com entered into a consulting agreement with a term of two years with a newly appointed member of its board of directors. Pursuant to the Consulting Agreement, the board member will provide consulting services to Sunhawk.com including introducing Sunhawk.com to content owners who could benefit from Sunhawk.com's technology. As compensation for the services performed under the Consulting Agreement, the board member was issued a five-year warrant to purchase 120,000 shares of Sunhawk.com's common stock. Certain shares underlying this warrant are subject to Sunhawk.com's stock price achieving specific closing prices over a period of time. The fair value of the warrants is $922,384 at March 31, 2000, and is being amortized over the term of the agreement. The fair value was determined using the Black-Scholes method of valuation.

Both Consulting Agreements are subject to performance criteria and may be cancelled by either party providing sixty (60) days notice. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com and are exercisable at the initial public offering price of $12.00 per share.

6. RELATED-PARTY TRANSACTIONS


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


7. BRIDGE FINANCING LOAN AGREEMENTS


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


8. SUBSEQUENT EVENTS



On April 14, 2000, Sunhawk.com entered into a Letter of Intent agreement with Copyright Control Services, Inc. (Copyright) whereby Sunhawk.com will acquire all of the assets from, and assume certain of the liabilities of Copyright in exchange for 400,000 shares of Sunhawk.com's common stock. Additionally, certain executives of Copyright will receive a three-year warrant agreement to purchase up to an additional 600,000 shares of Sunhawk.com's common stock at a strike price of (i) $24 per share for Year One; (ii) $30 per share for Year Two; and
(iii) $36 per share for Year Three. Also, as part of the closing of the agreement, Sunhawk.com will retain the services of certain of Copyright's executives. Copyright Control Services (CCS) offers custom tailored anti-piracy services to all businesses that are losing revenue or value from copyright infringement on the Internet. In the event that Sunhawk.com's stock price exceeds $26.00 per share on or before the closing of this deal, Sunhawk.com may terminate this transaction without liability to Copyright. Conversely, in the event that Sunhawk.com's stock equals or is less than $6.50 per share on or before the closing of this deal, Copyright may terminate this transaction without liability to Sunhawk.com. The purchase is expected to close by June 1, 2000.


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

Cost of goods sold

Cost of goods sold for the six months ended March 31, 2000 were $175,985 compared to $36,928 for the six months ended March 31, 1999. The increase in cost of goods sold was primarily due to the amortization of $75,378 of the music catalog distribution rights. Amortization of these rights did not commence until third quarter of fiscal year 1999. The increase was also due to an increase during the six months ended March 31, 2000 in the proportion of royalty-bearing sales to sales of public domain titles, which do not bear royalties, as well as an increase in the cost related to the print music sales. Additionally, amortization of digital sheet music masters during the six months ended March 31, 2000 increased as the number of digital sheet music titles produced during that period increased. For the six months ended March 31, 2000, royalty payments accounted for $32,262, or 32.9% of sales. Costs associated with the amortization of digital sheet music masters accounted for $27,582, or 28.2% of sales and costs associated with the amortization of music catalog distribution rights were $75,378, or 77.0% of sales. For the six months ended March 31, 1999, royalty payments accounted for $12,637, or 27.8% of sales, and costs associated with the amortization of digital sheet music masters accounted for $12,182, or 26.8% of sales.

Selling, general and administrative expenses


Selling expenses for the six months ended March 31, 2000, were $351,902, including advertising costs of $283,141, compared to $78,090, with advertising costs of $58,170, for the six months ended March 31, 1999. Selling expenses for both periods consisted primarily of expenditures incurred in connection with advertising, attending trade shows, expansion of our web site and payroll-related expenses, as well as marketing consulting. General and administrative expenses for the six months ended March 31, 2000 were $2,418,223 compared to $1,051,076 for the six months ended March 31, 1999. The increase was primarily due to the expansion of our production capabilities to grow our digital sheet music catalog, professional fees, hiring additional key management personnel, increases in corporate facility expenses necessary to operate the business, and fees related to bridge financing in the six months ended March 31, 2000.

Other Income/(Expense)

Other income/(expense) for the six months ended March 31, 2000 and 1999 was ($359,228) and ($113,928), respectively. The decrease in other income/(expense) primarily relates to interest expense recognized for the issuance of warrants related to the bridge loan financing and the conversion of loans made to us by the Eller McConney 1995 Family Living Trust into common stock on March 31, 1999.

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

Cost of goods sold

Cost of goods sold for the three months ended March 31, 2000 were $95,253 compared to $23,008 for the three months ended March 31, 1999. The increase in cost of goods sold was primarily due the amortization of approximately $38,000 of the music catalog distribution rights. Amortization of these rights did not commence until third quarter of fiscal year 1999. The increase was also due to an increase during the three months ended March 31, 2000 in the proportion of royalty-bearing sales to sales of public domain titles, which do not bear royalties. Additionally, amortization of digital sheet music masters during the three months ended March 31, 2000 increased as the number of digital sheet music titles produced during that period increased. For the three months ended March 31, 2000, royalty payments accounted for $19,150, or 32.8% of sales. Costs associated with the amortization of digital sheet music masters accounted for $14,416, or 24.7% of sales and costs associated with the amortization of music catalog distribution rights were $37,689, or 64.5% of sales. For the three months ended March 31, 1999, royalty payments accounted for $7,900, or 27.3% of sales, and costs associated with the amortization of digital sheet music masters accounted for $9,138, or 31.6% of sales.

Selling, general and administrative expenses

Selling expenses for the three months ended March 31, 2000, were $171,069 including advertising costs of $123,318, compared to $57,181, with advertising costs of $42,147, for the three months ended March 31, 1999. Selling expenses for both periods consisted primarily of expenditures incurred in connection with advertising, attending trade shows, expansion of our web site and payroll-related expenses. In the third quarter of 1999, we initiated our strategic marketing plan. As part of this plan, we experienced a significant increase in advertising and marketing consultant costs as part of the new strategic marketing plan. General and administrative expenses for the three months ended March 31, 2000 were $1,613,059 compared to $512,872 for the three months ended March 31, 1999. The increase was primarily due to the expansion of our production capabilities to grow our digital sheet music catalog, professional fees, hiring key management personnel, increases in corporate facility expenses necessary to operate the business for both periods, and fees related to bridge financing in the three months ended March 31, 2000.


Other Income/(Expense)

Other income/(expense) for the three months ended March 31, 2000 and 1999 was ($342,906) and ($72,398), respectively. The decrease in other income/(expense) primarily relates to interest expense recognized for the issuance of warrants related to the bridge loan financing and the conversion of loans made to us by the Eller McConney 1995 Family Living Trust into common stock on March 31, 1999.




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

Net cash used in investing activities was $3,306,557 for the six months ended March 31, 2000 compared to $219,271 for the six months ended March 31, 1999. The increase in cash used in investing activities for the six months ended March 31, 2000, as compared to the prior year, was primarily due to the purchase of short and long-term investments with proceeds received from the initial public offering and an increase in equipment purchases to upgrade our website capabilities.

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

None
13.3
ITEM 2. CHANGES IN SECURITIES.

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



                                                Sunhawk.com Corporation
                                        ---------------------------------------
                                                       (Registrant)


Date  May 16, 2000                      /s/ Marlin Eller
      --------------                    -------------------------------------
                                        Marlin Eller, Chief Executive Officer


Date  May 16, 2000                      /s/ Tricia Parks-Holbrook
      --------------                    --------------------------------------
                                        Tricia Parks-Holbrook,
                                        Chief Financial Officer