Form 10QSB
period 2000-06-30
SUNHAWK COM CORP
filed 2000-08-14
CIK 1088116

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the three month period ended June 30, 2000

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

Check whether the issuer

        (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

        (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

-------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2000, the registrant had 0 shares of preferred stock outstanding and 3,009,380 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS
Form 10-QSB
Three months ended June 30, 2000

PART I:  FINANCIAL INFORMATION

         Item 1.

         Balance Sheet
         Statements of Operations
         Statements of Shareholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements

         Item 2.

         Management's Discussion And Analysis or Plan of Operation

PART II: OTHER INFORMATION

SIGNATURES

PART I -- FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                             SUNHAWK.COM CORPORATION
                                  Balance Sheet
                                   (unaudited)


                                                                                  June 30, 2000
                                                                                  --------------
ASSETS
Current assets:
    Cash and Cash Equivalents                                                      $  6,494,141
    Short-Term Investments (Held to Maturity)                                         4,023,086
    Accounts Receivable                                                                   6,147
    Advance                                                                               3,250
    Prepaid Expenses                                                                    249,227
                                                                                   ------------
          Total current assets                                                       10,775,851
                                                                                   ------------
Property and equipment, net                                                             849,828
Other assets:
    Digital sheet music masters (net of accumulated amortization
        of $75,269)                                                                     527,991
    Patents & trademarks, at cost (net of accumulated
      amortization of $12,274)                                                          122,151
    Music catalog distribution rights (net of
      accumulated amortization of $188,445)                                           1,130,673
    Prepaid digital sheet music masters                                                 941,584
    Prepaid digital scans                                                               506,882
    Prepaid expenses                                                                    214,656
    Deposits                                                                             27,584
                                                                                   ------------
                Total other assets                                                    3,471,521
                                                                                   ------------
                 Total assets                                                      $ 15,097,200
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Line of Credit                                                                 $    603,492
    Accounts payable and accrued expenses                                               731,836
    Payable to Eller McConney LLC                                                         5,782
    Payable to shareholder                                                              290,000
    Accrued interest to shareholder                                                       7,385
                                                                                   ------------
        Total current liabilities                                                     1,638,495
                                                                                   ------------
Long-term liabilities:
    Payable to Eller McConney LLC                                                  $  1,000,000
                                                                                   ------------
        Total long-term liabilities                                                   1,000,000
                                                                                   ------------

                Total liabilities                                                     2,638,495
                                                                                   ------------

Shareholders' equity
    Preferred stock, no par value:
      Authorized shares -- 10,000,000
      Outstanding shares - none --
    Common stock, no par value:
      Authorized shares -- 30,000,000                                                19,322,534
      Outstanding shares - 3,009,380 at June 30, 2000
    Accumulated deficit                                                              (6,863,829)
                                                                                   ------------
      Total shareholders' equity                                                     12,458,705
                                                                                   ------------
        Total liabilities and shareholders' equity                                 $ 15,097,200
                                                                                   ============

See accompanying notes to financial statements.

-------------------------------------------------------------------------------
                                      -1-

                             SUNHAWK.COM CORPORATION
                            Statements of Operations
                                   (unaudited)

                                                    Three months ended                           Nine months ended
                                                          June 30,                                    June 30,
                                             ---------------------------------           -------------------------------
                                                 2000                 1999                  2000                 1999
                                             -----------           -----------           -----------         -----------
Sales                                        $    54,342           $    30,547           $   152,275         $   75,941
Cost of goods sold:
  Royalties, materials, shipping,
     and credit card
     processing fees                              45,012                21,539               118,037             46,285
  Amortization of digital sheet
     music masters and music catalog
     distribution rights                          54,279                49,053               157,239             61,235
                                             -----------           -----------           -----------         -----------
        Total Cost of Goods Sold                  99,291                70,592               275,276            107,520
                                             -----------           -----------           -----------         -----------
        Gross profit (loss)                      (44,949)              (40,045)             (123,001)           (31,579)
Selling, general and administrative            2,159,970               636,361             4,930,095          1,765,527
                                             -----------           -----------           -----------         -----------
Loss from operations                          (2,204,919)             (676,406)           (5,053,096)        (1,797,106)
Other Income(expense)
  Interest income                                163,117                10,589               237,750             10,589
  Interest expense                               (14,913)                   --              (448,774)          (113,928)
                                             -----------           -----------           -----------         ----------
Total Other Income(expense)                      148,204                10,589              (211,024)          (103,339)
                                             -----------           -----------           -----------         -----------
Net loss                                     $(2,056,715)          $  (665,817)          $(5,264,120)       $(1,900,445)
                                             ===========           ===========           ===========        ============
Net loss per share:
  Basic and diluted(1)                       $     (0.68)        $       (0.48)          $     (2.39)       $     (1.33)
                                             ===========           ===========           ===========        ============
Weighted average common shares for
  net loss per share computations:
     Basic and diluted(1)                      3,009,380             1,390,849             2,198,505          1,433,274
                                             ===========           ===========           ===========        ===========

------------
(1) Common stock equivalents have been excluded as their impact would be anti-dilutive.

See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION
                  Statements of Stockholders' Equity (Deficit)


                                                                                                      Total
                                                        Common Stock                               Shareholders'
                                              --------------------------------   Accumulated          Equity
                                                  Shares             Amount         Deficit          (Deficit)
                                              ------------        ------------   -------------      -----------
 Balance, October 1, 1998                          891,559        $    197,221    $  (3,005,123)     $ (2,807,902)
    Exercise of common stock
      Options                                       28,121                 225               --               225
    Issuance of common stock to
      acquire music catalog
      distribution rights                           99,073           1,319,118               --         1,319,118
    Sale of common stock                           112,659           1,500,000                          1,500,000
    Conversion of notes payable
      to shareholders, including
      accrued interest of $286,039                 267,968           3,568,406               --         3,568,406
    Forgiveness of note payable
       to shareholder                                   --           1,000,000                          1,000,000
    Recapitalization of
      accumulated deficit due to
      termination of "S"
      corporation status
      effective April 1, 1999                                       (4,239,751)       4,239,751                --
        Net loss                                        --                  --       (2,834,337)       (2,834,337)
                                              ------------        ------------     -------------      -----------

Balance, September 30, 1999                      1,399,380           3,345,219       (1,599,709)        1,745,510
Issue common stock, net of $1,906,588
  cost (unaudited)                               1,610,000          15,413,168                         15,413,168
Stock warrant-based consulting expense                  --             171,290                            171,290
Issuance of warrants in conjunction
  with bridge loan financing                                           392,857                            392,857
Net loss (YTD)                                          --                           (5,264,120)       (5,264,120)
                                              ------------        ------------     -------------      -----------

Balance, June 30, 2000 (unaudited)               3,009,380          19,322,534       (6,863,829)       12,458,705
                                              =============       ============     =============      ===========

See accompanying notes to financial statements.

-------------------------------------------------------------------------------
                                      -3-

                             SUNHAWK.COM CORPORATION
                            Statements of Cash Flows
                                  (unaudited)

                                                                              Nine Months Ended
                                                                                  June 30,
                                                                       ---------------------------------
                                                                           2000                  1999
                                                                       ------------         ------------
OPERATING ACTIVITIES
Net loss                                                               $ (5,264,120)        $ (1,900,445)
Adjustments to reconcile net loss to net cash
        and cash equivalents used in operating activities:
        Depreciation                                                         89,737               52,791
        Amortization                                                        160,285               69,050
        Stock warrant-based consulting expense                              171,290                   --
        Interest expense related to issuance of bridge loan warrants        392,857                   --
Changes in operating assets and liabilities:
        Decrease in accounts receivable                                       1,502                   --
        (Increase) Decrease in inventory                                     17,091                 (583)
        Increase in Advance                                                  (3,250)
        Increase in prepaid expenses                                       (459,314)             (20,000)
        Increase in deposits                                                   (350)                  --
        Decrease in accounts payable and accrued Expenses                    22,569              253,399
        Increase (Decrease) in payable to Eller McConney LLC               (164,175)             104,696
        Accrued interest on notes payable to Shareholder                   (108,009)             113,928
                                                                        ------------         ------------
                      Net cash and cash equivalents used in              (5,143,887)         (1,327,164)
                             operating activities                       ------------         ------------
INVESTING ACTIVITIES
Purchases of property and equipment                                        (685,725)            (81,940)
Purchase of digital sheet music masters                                    (117,593)           (286,791)
Prepayment for digital scans                                               (506,882)                 --
Purchase of investments                                                  (4,023,086)                 --
Cost of patents and trademarks                                              (26,741)            (14,754)
                                                                       ------------         ------------
                      Net cash and cash equivalents used in
                             investing activities                        (5,360,027)           (383,485)
                                                                       ------------         ------------
FINANCING ACTIVITIES
Issuance of common stock, net of offering costs                          16,476,263                  --
Proceeds from line of credit                                              1,503,492                  --
Payment on line of credit                                                (1,000,000)                 --
Proceeds from sale of common stock to existing shareholders                                    1,500,000
Proceeds from notes payable issued to shareholders                                             1,355,000
Increase in deferred offering costs                                              --             (498,124)
                                                                       ------------         ------------
                      Net cash and cash equivalents provided by
                             financing activities                        16,979,755            2,356,876
                                                                       ------------         ------------
Net increase in cash and cash equivalents                                 6,475,841              646,227
Cash and cash equivalents at beginning of period                             18,300               59,093
                                                                       ------------         ------------
Cash and cash equivalents at end of period                             $  6,494,141         $    705,320
                                                                       ============         ============
NONCASH SUPPLEMENTARY DISCLOSURE
Issuance of common stock in conjunction with the
        acquisition of music catalog distribution rights                         --         $  1,319,118
Conversion of notes payable and accrued interest
        to shareholders to common stock                                          --           (3,568,406)
Forgiveness of notes payable to shareholder                                      --           (1,000,000)
Reclassification of Deferred offering costs to common stock               1,063,095                  --
Prepayment for digital sheet music masters to
        Eller McConney LLC                                                1,000,000                  --



See accompanying notes to financial statements.

                             SUNHAWK.COM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

BUSINESS AND ORGANIZATION

Sunhawk.com Corporation (Sunhawk.com) was incorporated in the state of Washington on August 20, 1992. Sunhawk.com is an Internet-based digital rights management and digital publishing company. Sunhawk.com provides digital rights management technology, content preparation and enhancement, and a digital distribution infrastructure for the secure delivery of proprietary digital products over the Internet. Currently, Sunhawk.com's primary product is digital sheet music. Through Sunhawk.com's internally developed proprietary technology, Solero -Registered Trademark-, customers are able to view, play, print and store the encrypted digital sheet music file. Sunhawk also sells its technology solutions to owners of proprietary digital products interested in selling their content over the Internet.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Sunhawk.com considers all liquid investments with maturities of 90 days or less at date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2000 amounted to $6,494,141.

DIGITAL SHEET MUSIC MASTERS

Digital sheet music masters are valued at cost less accumulated amortization and are amortized over the shorter of (1) the estimated useful life of the music category, or (2) the estimated useful life of the related electronic medium, or
(3) the remaining term of the underlying music licensing agreement (for licensed music). The amortization periods generally range from two to fifteen years. Amortization expense is included in cost of goods sold and was $16,590 and $11,364 for the three months ended June 30, 2000 and 1999, respectively, and $44,172 and $23,546 for the nine months ended June 30, 2000 and 1999, respectively. Sunhawk.com periodically evaluates the digital sheet music masters for impairment.

MUSIC CATALOG DISTRIBUTION RIGHTS

Music Catalog Distribution rights are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the remaining term of the underlying distribution agreement, approximately eight and one-half years. Amortization expense is included in the cost of goods sold and was $37,689 for both the three months ended June 30, 2000 and 1999 and $113,067 and $37,689 for the nine months ended June 30, 2000 and 1999, respectively. Sunhawk.com periodically evaluates these music catalog distribution rights for impairment.

USE OF ESTIMATES

These financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that impact amounts reported in the financial statements and accompanying notes. Actual results could differ from those amounts reported and disclosed herein.

RECLASSIFICATIONS

Certain amounts from 10-QSB for March 31, 2000 have been reclassified to be consistent with the current presentation.


3. COMMON STOCK WARRANTS

-------------------------------------------------------------------------------
                                      -5-

As of June 30, 2000, there were 285,015 warrants which had vested, with an exercise expiration of February 15, 2005. All warrants are fully exercisable at $12.00 per share. There is also a potential for an additional 149,998 warrants to vest provided certain price targets are achieved.

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

As a result of the sale of common stock to certain founders on March 31, 1999, the contingency was removed, the shares were issued to Warner Bros. Publications U.S. Inc. and became fully vested and non-forfeitable under the terms of the agreement. The value of the shares of common stock issued to Warner Bros. Publications U.S. Inc. was measured at the fair value of common stock on issuance date and capitalized as a long-term asset, which is being amortized over the remaining life of the distribution agreement.

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

On June 26, 2000, Sunhawk.com entered into a license and distribution agreement with Naxos of America, Inc. (Naxos). This agreement provides Sunhawk.com with the right to convert Naxos' graphical and audio media into Sunhawk.com's digital format and to distribute it online. The term of the agreement is for approximately two years at which time it will continue on an annual basis.

CONVERSION AGREEMENT

On May 16, 2000, Sunhawk.com entered into a conversion agreement with Music Production International, Inc. (MPI), a Russian corporation. Under this agreement, MPI will provide Sunhawk.com with digital scans in exchange for a high speed foil-stamping and die-cutting machine valued at approximately $500,000. This agreement is accounted for as a prepayment for digital scan production services and will be amortized over a period of six years. This agreement is collateralized by a security interest in the high speed foil-stamping and die-cutting machine until such time as MPI's obligations under the Conversion Agreement are completed to Sunhawk.com's satisfaction.

5. CONSULTING AGREEMENTS

On February 15, 2000, Sunhawk.com entered into a consulting agreement with a term of two years with a newly appointed member of Sunhawk.com's advisory board. Pursuant to the Consulting Agreement, the advisory board member will provide consulting services to Sunhawk.com, including developing strategic alliances with third parties. As compensation for the services performed under the Consulting Agreement, the advisory board member was issued a five-year warrant to purchase 105,000 shares of Sunhawk.com's common stock. Certain shares underlying this warrant are subject to Sunhawk.com's stock price achieving specific closing prices over a period of time. The fair value of the warrants is $426,349 at June 30, 2000, and is being amortized over the term of the agreement. The fair value was determined using the Black-Scholes method of valuation. The amortization was $66,680 for the three months ended June 30, 2000 and $79,940 for the nine months ended June 30, 2000. As of June 30,
2000, 35,002 warrants have vested.

On February 18, 2000, Sunhawk.com entered into a consulting agreement with a term of two years with a newly appointed member of its board of directors. Pursuant to the Consulting Agreement, the board member will provide consulting services to Sunhawk.com including introducing Sunhawk.com to content owners who could benefit from Sunhawk.com's technology. As compensation for the services performed under the

Consulting Agreement, the board member was issued a five-year warrant to purchase 120,000 shares of Sunhawk.com's common stock. Certain shares underlying this warrant are subject to Sunhawk.com's stock price achieving specific closing prices over a period of time. The fair value of the warrants is $487,200 at June 30, 2000, and is being amortized over the term of the agreement. The fair value was determined using the Black-Scholes method of valuation. The amortization expense was $76,196 for the three months ended June 30, 2000 and $91,350 for the nine months ended June 30, 2000. As of June 30, 2000, 40,000 warrants have vested.

Both Consulting Agreements are subject to individual performance criteria and may be cancelled by either party providing sixty (60) days notice. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com and are exercisable at the initial public offering price of $12.00 per share.

7. LINE OF CREDIT

On April 27, 2000, Sunhawk.com entered into an $850,000 line-of-credit agreement with a financial institution. As of June 30, 2000, borrowings totaling approximately $600,000 were outstanding. Borrowings under the line of credit bear interest at Prime plus 0.5% (10.0% at June 30, 2000) and are due on May 15, 2005. The line-of-credit is collateralized by a $1,000,000 short-term investment held by Sunhawk.com.

8. RELATED-PARTY TRANSACTIONS

Prior to February 14, 2000, Sunhawk.com paid Eller McConney LLC, wholly owned by Marlin Eller and Mary McConney, executive officers of Sunhawk.com and trustees of a trust which owns a majority of shares of Sunhawk.com, for certain services in connection with the production of digital sheet music masters. Avtograf, a Russian joint stock company in which Eller McConney LLC has a 94% interest, provided these services under an informal agreement with Eller McConney LLC. At June 30, 2000, Sunhawk.com owed $5,782 to Eller McConney LLC for services previously rendered.

Effective February 14, 2000, Sunhawk.com entered into a five-year assignment and assumption agreement with Avtograf, Eller McConney LLC and Music Production International, a Russian corporation. Under this agreement, Eller McConney LLC assigned all of its rights to receive services for the production of digital sheet music from Avtograf to Sunhawk.com in exchange for a letter agreement that provides, among other things, the payment to Eller McConney LLC the amount of $1,000,000. Payment of the principal is based on the number of pages received and accepted from Music Production International over a period of five years and is to be paid quarterly in arrears with a maximum principal payment of $200,000 per annum. In connection with this agreement, Avtograf assigned its obligation to provide production services for digital sheet music to Music Production International. As such, Music Production International is obligated to provide production services for digital sheet music for Sunhawk.com at an anticipated minimum rate of 4,500 pages per month totaling 270,000 pages over a period of five years, at no additional cost to Sunhawk.com. The letter agreement reflecting the future payment of $1,000,000 to Eller McConney LLC is accounted for as a prepayment for digital sheet music production services from Music Production International over a period of five years, with recourse to Eller McConney LLC in the event of non-performance. Neither Eller McConney LLC, Mr. Eller, Ms. McConney, nor Sunhawk.com has an ownership interest in Music Production International.

9. STOCK OPTION PLAN

Effective April 28, 2000, Sunhawk.com's Board of Directors amended Sunhawk.com Corporation's 1996 Stock Option Plan to increase the number of shares the Board is authorized to issue to 800,000 subject to shareholder approval.

10. OTHER

On April 14, 2000, Sunhawk.com entered into a Letter of Intent agreement with Copyright Control Services, Inc. (Copyright). On June 13, 2000 an amendment to the Letter of Intent agreement was entered into consisting of the following revisions: (1) Copyright shareholders, which for purposes of this amendment also include Paul Bandrowski and the @visory group, shall receive total consideration of 1,950,938 shares of Sunhawk.com's common stock for the acquisition of Copyright. 825,000 shares will be issued to Copyright at the closing of the transaction with the

-------------------------------------------------------------------------------
remaining to be held in escrow pending the satisfaction of Sunhawk.com of the market capitalization thresholds within a two-year period. Both the issued and escrowed shares will be subject to certain "lock-up" provisions. Also as part of this revision, Copyright will not receive a three-year warrant agreement to purchase additional shares as outlined in the original Letter of Intent; (2) In addition to retaining the services of certain of Copyright's executives, both a Copyright executive and Paul Bandrowski will be nominated to Sunhawk.com's Board of Directors whereby Mr. Bandrowski will serve as Vice-Chairman; and (3) The purchase of Copyright is expected to close by September 30, 2000.

11. SUBSEQUENT EVENT

On August 1, 2000, Sunhawk.com signed a definitive agreement with Copyright Control Services, Inc. (Copyright) for a share exchange valued at approximately $31,000,000. In this transaction, Sunhawk.com will exchange up to 1,950,938 shares of its common stock for 8,616,336 shares of Copyright's common and 1,252,884 shares of Copyright's preferred stock. See Exhibit 10.2 for complete agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Sunhawk.com Corporation was incorporated in August 1992 and began distributing and selling digital sheet music over the Internet in March 1997. From the date of incorporation until March 1997, operating activities consisted principally of the following:

        - creating our digital sheet music catalog;

        - developing and patenting our technology;

        - establishing international supplier arrangements for the production of digital sheet music;

        - negotiating for the rights to distribute and sell sheet music;

        - developing a corporate infrastructure for the management of data;

        - producing digital sheet music;

        - developing the Sunhawk.com web site


In September 1996, we began selling CD-ROMs of the complete works of Scott Joplin, and in July 1997, we began selling CD-ROMs of Handel's Messiah, both containing digital sheet music in our Solero -Registered Trademark format. We launched our website in February 1997 and made our first sale of digital sheet music in March 1997. In 1998, we established our strategic alliances and entered into contracts with Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing for the right to sell and distribute selected portions of their sheet music catalogs. From March 1997 through June 30, 2000 we sold approximately 35,484 digital sheet music products and approximately 3,585 traditional printed sheet music products and CD-ROMs. Through June 30, 2000, substantially all of our sales have been derived from the sale of digital or printed sheet music and CD-ROMs through our web site and from special promotions and services for our strategic partners.

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

Amortization of the cost of producing digital masters relates to the digital sheet music and is based on the shorter of estimated useful lives, the estimated useful life of the electronic medium, or the term of the distribution contracts for the digital masters. Amortization of the music catalog distribution rights began in the quarter ended June 30, 1999, resulting in an increase in cost of goods sold. The amortization of music catalog distribution rights is approximately $38,000 per quarter through the remaining term of the Warner Bros. Publications U.S. Inc. contract, which ends December 31, 2007.

We expect that our cost of goods sold will increase significantly as we accelerate our production of digital sheet music and enter into additional strategic partnerships to further develop and expand our catalog of digital sheet music and recorded music.

Selling expenses consist primarily of promotional and advertising expenditures, including payroll and payroll-related expenses. We expense all advertising costs as incurred, and we expect selling expenses to increase significantly as we seek to increase the number of Solero -Registered Trademark- Viewers downloaded from our web site or distributed on CD-ROMs and enhanced CDs, drive customer traffic to our web site, enhance our brand name awareness and otherwise promote the sale of our products. General and administrative expenses consist primarily of management salaries and expenses, stock-based compensation expenses, insurance premiums, rent, telephone costs, travel expenses for general business, legal and professional fees, staff salaries, other payroll expenses and other related expenses for general corporate functions.

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

        - secure and maintain relationships with, among others, Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing;

        - further develop and extend the application of our Digital Rights Management (DRM) and encryption technologies;

        - extend our technology into other content areas;

        - further develop our operational infrastructure and web site;

        - distribute and sell certain recorded music;

        - increase the size of our staff;

        - expand our sales, marketing and business development efforts; and

        - upgrade our software and hardware.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1999

Sales

Sales for the nine months ended June 30, 2000 were $152,275 compared to $75,941 for the nine months ended June 30, 1999. This increase in sales resulted from providing a wider selection of music titles in our Solero -Registered Trademark- format, and an increase in our print sheet music sales. In addition, we offered a variety of promotional features on our web site and provided special services for our strategic partners.

-------------------------------------------------------------------------------
                                      -9-

Cost of goods sold

Cost of goods sold for the nine months ended June 30, 2000 were $275,276 compared to $107,520 for the nine months ended June 30, 1999. The increase in cost of goods sold was primarily due to the amortization of $113,067 of the music catalog distribution rights. Amortization of these rights did not commence until third quarter of fiscal year 1999. The increase was also due to an increase during the nine months ended June 30, 2000 in the cost related to the print music sales. Additionally, amortization of digital sheet music masters during the nine months ended June 30, 2000 increased as the number of digital sheet music titles produced during that period increased. For the nine months ended June 30, 2000, royalty payments accounted for $49,992 or 32.8% of sales. Costs associated with the amortization of digital sheet music masters accounted for $44,172, or 29.0% of sales and costs associated with the amortization of music catalog distribution rights were $113,067, or 74.3% of sales. For the nine months ended June 30, 1999, royalty payments accounted for $27,337, or 36.0% of sales. Costs associated with the amortization of digital sheet music masters accounted for $23,546, or 31.0% of sales and costs associated with the amortization of music catalog distribution rights were $37,689, or 49.6% of sales.

Selling, general and administrative expenses

Selling expenses for the nine months ended June 30, 2000, were $616,976, including advertising costs of $451,485 compared to selling expenses of $157,896, with advertising costs of $134,309, for the nine months ended June 30, 1999. Selling expenses for both periods consisted primarily of expenditures incurred in connection with advertising, attending trade shows, expansion of our web site and payroll-related expenses, as well as marketing consulting. General and administrative expenses for the nine months ended June 30, 2000 were $4,313,119 compared to $1,607,631 for the nine months ended June 30, 1999. The increase was primarily due to the expansion of our production capabilities to grow our digital sheet music catalog, stock-based compensation expenses, professional fees, hiring additional key management personnel, and fees related to the bridge financing in the nine months ended June 30, 2000.

Other Income/(Expense)

Other income/(expense) for the nine months ended June 30, 2000 and 1999 was ($211,024) and ($103,339), respectively. The decrease in other income/(expense) primarily relates to interest expense recognized for the issuance of warrants related to the bridge loan financing and the conversion of loans made to us by the Eller McConney 1995 Family Living Trust into common stock on March 31, 1999.

Risks and Uncertainties

The Company has continued to incur losses and its ability to realize the carrying value of its assets is dependent upon achieving profitable results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

Sales

Sales for the three months ended June 30, 2000 were $54,342 compared to $30,547 for the three months ended June 30, 1999. This increase in sales resulted from providing a wider selection of music titles in our Solero -Registered Trademark- format and increased advertising of our product. In addition, we offered a variety of promotional features on our web site and provided special services for our strategic partners.

Cost of goods sold

Cost of goods sold for the three months ended June 30, 2000 were $99,291 compared to $70,592 for the three months ended June 30, 1999. The increase in cost of goods sold was primarily due to an increase in amortization of the digital sheet music masters during the three months ended June 30, 2000. This increase was due to an increase in digital sheet music titles produced during the period. For the three months ended June 30, 2000, royalty payments accounted for $17,730 or 32.6% of sales. Costs associated with the amortization of digital sheet music masters accounted for $16,590, or 30.5% of sales and costs associated with the amortization of music catalog distribution rights were $37,689, or 69.4% of sales. For the three months ended June 30, 1999, royalty payments accounted for $14,700, or 48.1% of sales. Costs associated with the amortization of digital sheet music masters accounted for

$11,364, or 37.2% of sales and costs associated with the amortization of music catalog distribution rights were $37,689, or 123.4% of sales.

Selling, general and administrative expenses

Selling expenses for the three months ended June 30, 2000, were $227,303 including advertising costs of $168,344, compared to $79,807, with advertising costs of $76,139, for the three months ended June 30, 1999. Selling expenses for both periods consisted primarily of expenditures incurred in connection with advertising, attending trade shows, expansion of our web site and payroll-related expenses. In the third quarter of 1999, we initiated our strategic marketing plan. As part of this plan, we experienced a significant increase in advertising and marketing consultant costs as part of the new strategic marketing plan. General and administrative expenses for the three months ended June 30, 2000 were $1,932,667 compared to $556,554 for the three months ended June 30, 1999. The increase was primarily due to the expansion of our production capabilities to grow our digital sheet music catalog, professional fees, and hiring key management personnel and in the three months ended June 30, 2000.

Other Income/(Expense)

Other income/(expense) for the three months ended June 30, 2000 and 1999 was $148,204 and $10,589, respectively. The increase in other income/(expense) primarily relates to interest income received from the investment of excess funds received in the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily with funds received from the sale of equity to and loans from the Eller and McConney 1995 Family Living Trust. Additionally, on February 15, 2000, we issued 1,610,000 shares of common stock in an initial public offering at the price of $12.00 per share. The offering generated approximately $16.5 million in net proceeds. As of June 30, 2000, we had cash and cash equivalents of $6,494,141, short-term investments of $4,023,086 and working capital of $9,137,356.

Net cash used in operating activities totaled $5,143,887 for the nine months ended June 30, 2000 compared with net cash used in operating activities of $1,327,164 for the nine months ended June 30, 1999. The increase in net cash used in operating activities for the nine months ended June 30, 2000, as compared to the prior year, was primarily attributable to increases in advertising, the expansion of our production capabilities to grow our digital sheet music catalog, prepaid expenses, professional fees, hiring key management personnel, and increases in corporate facility expenses necessary to operate the business.

Net cash used in investing activities was $5,360,027 for the nine months ended June 30, 2000 compared to $383,485 for the nine months ended June 30, 1999. The increase in cash used in investing activities for the nine months ended June 30, 2000, as compared to the prior year, was primarily due to the purchase of short and long-term investments with proceeds received from the initial public offering and an increase in equipment purchases to upgrade our website capabilities.

Net cash provided by financing activities was $16,979,755 for the nine months ended June 30, 2000 compared to $2,356,876 for the nine months ended June 30, 1999. The increase in net cash for financing activities for the nine months ended June 30, 2000, as compared to prior year, was primarily derived from proceeds received from the initial public offering.

YEAR 2000 COMPLIANCE

Although we have not experienced any Year 2000 problems, it is possible that Year 2000-related issues may cause problems or disruptions. While we believe that all of our systems are Year 2000 compliant, we cannot assure you that we will not discover a problem during 2000 that needs to be upgraded, modified or replaced. In addition, we depend on a number of third-party vendors to provide both information and non-information technology systems and services. While we believe that our material third-party systems and services are Year 2000 compliant, we cannot be sure that we

-------------------------------------------------------------------------------
                                      -11-
will not experience any problems during 2000. We also cannot provide any assurance that governmental agencies, utility companies, Internet access companies and others outside of our control will not experience any future
Year 2000 problems.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibit 10.1       Amendment #1 to the Letter of Intent dated
                           June 13, 2000.

        Exhibit 10.2       Shares Exchange Agreement for Copyright Control
                           Services.

        Exhibit 10.3 Form of Contingent Share Agreement with certain former shareholders of Copyright Control Services, Inc.

        Exhibit 10.4       Form of Contingent Share Agreement with @Visory,
                           LLC.

        Exhibit 10.5       Form of Amendment to @Visory consulting

        Exhibit 10.6       Form of Registration Rights Agreement

        Exhibit 10.7 License and Distribution Agreement with Naxos of America, Inc.

        Exhibit 27.1       Financial Data Schedule


-------------------------------------------------------------------------------
                                      -13-

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              Sunhawk.com Corporation
                                        ---------------------------------------
                                                  (Registrant)


Date  August 14, 2000                      /s/ Marlin Eller
      --------------                    -------------------------------------
                                        Marlin Eller, Chief Executive Officer


Date  August 14, 2000                      /s/ Tricia Parks-Holbrook
      --------------                    --------------------------------------
                                        Tricia Parks-Holbrook,
                                        Chief Financial Officer