Form 10KSB40
period 2000-09-30
SUNHAWK COM CORP
filed 2000-12-29
CIK 1088116

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 333-80849

SUNHAWK.COM CORPORATION
(Name of small business issuer in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1568830 (I.R.S. Employer Identification No.)
223 Taylor Ave. N., Suite 200, Seattle WA (Address of principal executive offices)	98109-5017 (Zip Code)

Issuer's telephone number: (206) 728-6063

Securities registered under Section 12(b) of the Exchange Act:

COMMON STOCK, NO PAR VALUE (Title of class)	NASDAQ SmallCap Market PACIFIC STOCK EXCHANGE (Name of exchange on which registered)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    State issuer's revenues for its most recent fiscal year: $220,561

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The value as of December 4, 2000 was $14,875,850.

    Securities registered under Section 12(g) of the Exchange Act: NONE

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE REGISTRANTS

    There were 3,749,477 shares of Common Stock and 733,758 shares of Class A Common Stock outstanding as of December 4, 2000. There is no public market for the registrant's Class A Common Stock, but such shares are convertible, when vested, into Common Stock of Sunhawk.com Corporation. The aggregate market value of Class A Common Stock held by non-affiliates at December 4, 2000, on an as-if-converted to Sunhawk.com Corporation Common Stock, was approximately $1,933,842.

    Transitional Small Business Disclosure Format (Check one): Yes / / No /x/

INTRODUCTORY STATEMENT

    Except for the historical information contained in this Annual Report on Form 10-KSB, the matters discussed herein, including management's discussion and analysis or plan of operation in Item 6 of Part II hereof, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements, that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, uncertainties related to the early stage of the Company's technology programs; uncertainties related to the effectiveness of the Company's technology and the development of our products; dependence on and management of existing and future corporate partnerships; integration of operations and corporate and technology cultures related to acquisitions; dependence on in-licensed technology; dependence on proprietary technology and uncertainty of patent protection; management of growth; history of operating losses; future capital needs and uncertainty of additional funding; dependence on key personnel; intense competition; the Company's lack of marketing experience and reliance on third parties to perform such functions; existing government regulations and changes in, or the failure to comply with, government regulations, and other risks detailed below, [including those in Item 6 of Part II "Factors Affecting Future Results,"] and those included from time to time in the Company's other reports with the Securities Exchange Commission and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    Sunhawk.com Corporation (the "Company" or "Sunhawk.com") incorporated in the state of Washington on August 20, 1992. We are an Internet-based digital asset management company. We provide digital asset management technology, content preparation and enhancement, and a digital distribution infrastructure for the secure delivery of proprietary digital products over the Internet. Currently, our primary product is digital sheet music. Through our internally developed proprietary technology, Solero®, customers are able to view, play, print and store the encrypted digital sheet music file. We also sell our technology solutions to owners of proprietary digital products interested in selling their content over the Internet.

    On August 1, 2000, we entered into a Share Exchange Agreement with Copyright Control Services, Inc., a Delaware corporation ("CCS"), pursuant to which we exchanged 1,950,938 shares of unregistered Sunhawk.com Common Stock, Class A Common Stock and warrants to purchase common stock for all of the issued and outstanding shares of CCS Common Stock and Preferred Stock(the "Share Exchange") that would cause CCS to become a wholly-owned subsidiary of Sunhawk.com, subject to the terms and conditions thereof. The Share Exchange closed on November 2, 2000, and, effective as of such date, CCS became a wholly owned subsidiary of Sunhawk.com. Founded in 1998, CCS is a service provider of technologies and strategies to reduce copyright theft of software and other intellectual property—with a particular focus on the Internet. CCS provides information to their clients that enable them to trace their digital content on the Internet.

    We have adopted a business strategy for 2001 in which we will shift our focus away from our digital sheet music business to provide global digital asset management services (see "Business Strategy" in Item 1).

OVERVIEW

    We are an Internet based digital asset management company. We provide digital asset management technology, proprietary digital product preparation and enhancement and a digital distribution infrastructure for the secure digital delivery of proprietary digital product over the Internet. Our digital asset management technology enables us to securely distribute licensed, copyright-protected digital content on behalf of our strategic partners and, ultimately, on behalf of any owner of such material.

    Most copyrighted material can be digitized and distributed electronically via the Internet. This can include text, audio, video, photographic images, film, sheet music, literature, and software. While most information available on the Internet is currently free, proprietary digital products can be sold or licensed. New software is required to allow the sale of proprietary digital products to take place securely over the Internet, to account for the sales, and to restrict unauthorized copying of the digital file.

    Our digital asset management distribution system is based upon proprietary software that encrypts proprietary digital product so that only the purchasing customer can use it. We distribute our distribution system via the Internet, which identifies the customer and allows the proprietary digital products to be downloaded to the customer's computer to be viewed, heard or printed out, after payment. We have been efficiently conducting secure international distribution of proprietary digital product on behalf of our business partners, as either a principal or service provider.

    In addition to our ability to securely distribute proprietary digital product, using our patented technology, we enhance copyrighted materials to add value to them. We have applied this technology initially for digitally enhancing sheet music, and these enhanced products have been sold since 1997. The digitization and enhancement of the sheet music animates the notes played while listening to them. The technology allows for variations in tempo, allows the user to add or subtract instruments and shows the notes being played on a keyboard or other instrument. This all takes place in a real-time interactive manner. Our business partners in the digitized sheet music activities to date, with whom we have long term licenses, include Warner Bros. Publications U.S. Inc., which also owned 7% of Sunhawk.com prior to the acquisition of CCS, EMI Christian Music Publishing a division of EMI Christian Music Group, Mel Bay Publications, Inc., and Maranatha! Music.

    Our digital asset management technology, digital content preparation and enhancement and digital distribution infrastructure provide the foundation for our operations. This structure enables us to provide a full spectrum of value added services to copyright owners and other publishers of proprietary digital product for sale via the Internet.

    In conjunction with CCS we are developing proprietary software called Global Asset Tracking Engine ("GATE"), which will enable the user to automate the tracking of client intellectual property on the Internet and provide statistics by which the client can determine a course of action as to the treatment of the website which is distributing the intellectual property.

PRODUCTS, SERVICES AND TECHNOLOGY

    Our initial product for the application of our digital asset management distribution system, preparation and enhancement services and e-commerce technology is interactive sheet music. In converting traditional printed sheet music into an enhanced digital encrypted format that can be delivered via the Internet through our digital asset management distribution system and then used by a customer, we have changed the manner in which sheet music is published, distributed and purchased. Our product offers the customer a highly efficient and more complete and enjoyable musical experience while providing music publishers with a means to limit the unauthorized redistribution of their digital sheet music and efficiently monitor royalties due them upon purchase.

    DIGITAL ASSET MANAGEMENT DISTRIBUTION TECHNOLOGY.  Our digital asset management distribution technology delivers digital product via the Internet to individuals and businesses in a manner that is user-friendly while simultaneously protecting the copyrighted proprietary product of composers, owners, authors and publishers. Through our digital asset management distribution technology, we are able to limit the unauthorized distribution by the initial customer of the digital files and efficiently track the royalty payments to be paid to the publisher and others.

    PREPARATION AND ENHANCEMENT.  Our preparation and enhancement services provide publishers and customers with a content rich digital product. We have the ability to digitize large amounts of content that, heretofore, has not been converted into a digital format and to add features to this content that create a unique and enhanced user experience. We are currently digitizing significant portions of Warner Bros. Publications U.S. Inc.'s and EMI Christian Music Publishing's sheet music catalogs and creating and selling an interactive sheet music product that provides the customer with a variety of features not otherwise available from the traditional paper product.

    Our software allows us to create a library of digital content. Our patented technology provides a digital format for the conversion, creation, completion, storage and distribution of digital sheet music as well as other digital content. This format can capture standard music notation, audio, lyrics, guitar tablature and chords, big note formats and other forms of digital content. The digital information is then stored in a sophisticated relational database, which allows for advanced searches and efficient distribution to end-users.

    SUNHAWK AUDIO.  Our technology enables us to compress audio music files utilizing MP3 technology, encrypt these files and deliver them to customers in our Sunhawk Audio format. These Sunhawk Audio files can be downloaded from our web site and stored on the customer's computer. When Sunhawk Audio files are delivered and downloaded, they can only be played using our Solero® Viewer and, by virtue of our encryption technology, can be accessed only by the purchasing customer. In addition, as with digital sheet music, our digital asset management distribution system facilitates the purchase of the music, limits any unauthorized redistribution of this digital music and tracks royalty payments owed to publishers and others.

    We currently have an agreement with Naxos, one of the leading distributors of classical audio music, to distribute its catalog of MP3 audio media.

COMPETITION

    As an operator of a digital asset management distribution system for digital publishing and, in particular, the distribution of digital sheet music over the Internet, we currently or potentially compete with a variety of companies. With respect to the market for digital asset management solutions, we believe competition is intense and rapidly evolving. We expect competition to continue to increase both from existing competitors and new market entrants. The digital asset management market is new, and we are not aware of any one competitor that has established a dominant position in the market. However, it is possible that one or more companies could become a dominant, competitive force in the future. Our primary competition currently comes from or is anticipated to come from:

  •
  companies offering secure digital distribution systems, including AT&T,IBM, Liquid Audio, Microsoft, Preview Systems, Xerox, Intertrust Technologies, ContentGuard, Digital World Services; and

  •
  companies offering hardware-based content metering and copy protection systems, including Sony, Wave Systems, and the 4C Entity, comprised of IBM, Intel, Matsushita, and Toshiba.

  •
  companies representing combined Internet distribution and proprietary digital products ownership such as AOL—Time Warner Bros. Publications U.S. Inc.—EMI.

    Some of our competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do. Many of these companies have broader customer relationships that could be leveraged, including relationships with many of our customers. These companies also have more established customer support and professional services organizations than we do. Nonetheless, we believe our digital asset management distribution system has operated in a reliable and commercial manner over an extended period of time.

    With respect to the market for the preparation, enhancement and secure distribution of digital sheet music, we do not believe any of our competitors, other than Musicnotes, have converted substantial portions of sheet music into an interactive digital format that can be stored, encrypted, previewed, played and printed on a PC. Companies that are currently in similar or potentially competing businesses include:

  •
  Sheet Music Direct. Sheet Music Direct has developed an Internet-based, purchase-on-demand delivery system for digital sheet music, but their music is non-interactive and does not allow the user to play the music, choose instruments or select tempo. The web site is affiliated with sheet music distributors Hal Leonard Corporation and Music Sales Corporation.

  •
  Infomusique S.A. Infomusique operates a web site that permits online printing of non-interactive sheet music purchased from the web site as well as the purchase of pre-printed sheet music by mail order.

  •
  Net4Music. Net4Music purchased Coda Technology during the past year and has developed an Internet-based system that enables publishers to digitize their sheet music from multiple sources into Adobe's PDF format, and then distribute these scores through customized orders.

  •
  Musicnotes. Musicnotes has developed an Internet-based, purchase-on-demand delivery system for digital sheet music. The music is interactive with notes that light up on playback. The user also has the ability to change tempo and select instruments. In the current version, files must be purchased before download, and the program indicates that printing of the files must be done at the time of download.

    We believe that we have established a variety of barriers to entry to discourage others from entering into the business of online sale and distribution of digital music over the Internet, including the following:

  •
  We have developed proven technologies for encrypting and managing the rights to digital content.

  •
  This technology enables us to provide publishers with the comfort and security that we are able to limit the unauthorized redistribution by the initial customer of digital music files and that they will receive the royalties for the purchase of the copyrighted material.

  •
  We have built a digital production process designed to create what we believe is one of the largest interactive digital sheet music catalogs available.

  •
  We have developed and deployed a proven method of digital distribution, which has been adopted by Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing, two important music publishers.

  •
  We have developed a process for creating additional features for, and enhancing the customer's experience with a traditional media form (i.e. sheet music) and believe we can extend this process into other digital content.

  •
  We have secured two patents to a portion of our technology and have developed significant other proprietary software for the conversion and distribution of digital content.

    Despite these potential barriers to entry, many of our current and potential competitors are well-established companies that have greater financial, marketing, distribution, brand recognition and other resources than we have, and there can be no assurance that we will be able to compete effectively against these companies.

BUSINESS STRATEGY

    In December 2000, Sunhawk.com modified its business strategy for 2001 (the "2001 Plan"), which redirects the Company's focus away from its digital sheet music business to provide global digital asset management services. The 2001 Plan is to provide services to allow digital content owners, service providers, information portals and law enforcement agencies to identify, trace, track and provide notice of intellectual property infringement to owners of such intellectual property or other persons or entities in the intellectual property distribution chain. Additionally, the Company plans to provide services to identify purveyors of access and payment fraud, proprietary information distribution and illicit materials over the networks.

    Sunhawk.com believes the primary markets for digital asset management services are with the business software industry, the music industry, credit card service providers, broadcasters, and law enforcement agencies.

    Sunhawk.com plans to provide global digital asset management services using existing online search engines and chat rooms to locate Internet web sites that infringe on a client's intellectual property rights and document such violations.

    As a part of the 2001 Plan, Sunhawk.com has decided to indefinitely discontinue further development and marketing of digital sheet music and the Solero viewer, used to view, play, print and store sheet music in encrypted digital format. However, Sunhawk.com will continue to sell digital sheet music over its website and continue to add song titles to its catalog of digital sheet music available for sale. Sunhawk.com has not yet completed its evaluation of how this change in emphasis in its business will affect the carrying value of its digital sheet music masters, related music catalog distribution rights, prepaid digital sheet music masters and prepaid scans; however it expects that the carrying value of those assets will be written down due to this change in business strategy. Sunhawk.com expects to reduce its workforce by approximately 20 to 25 employees in connection with the 2001 Plan. The cost of this expected reduction is currently undetermined.

RESEARCH AND DEVELOPMENT

    Since our inception, all of the time and financial resources dedicated to research and development activities to develop our technology and digital sheet music catalog have been expensed. No research and development costs have been incurred during the past two fiscal years.

GOVERNMENT REGULATION

    As a Washington-based company, we collect sales taxes for transactions in the State of Washington only. However, the future taxation requirements for online transactions are uncertain. One or more local, state, federal or foreign jurisdictions may seek to impose additional sales or other tax obligations on us. Proposals have been made at various state and local levels that would impose additional taxes on the sale of goods and services over the Internet. None of these has been adopted as of this date. If adopted such taxes could impair the growth of e-commerce and our business could be harmed. In 1998, Congress passed the Internet Freedom Act, which imposes a three-year moratorium on state and local taxes on Internet-based transactions. We cannot assure you, however, that this moratorium will be extended.

    As commerce on the Internet continues to evolve, federal, state, local or foreign agencies may adopt laws and regulations that may impact our business, including legislation and regulations relating to the distribution of music and other content over the Internet and privacy and encryption issues. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain.

    Further, the growing use of the Internet has burdened the existing telecommunications infrastructure and has caused interruptions in telephone service. Telephone carriers have petitioned the government to regulate the Internet and impose usage fees on Internet service providers. The imposition of such laws and regulations could expose us to significant liability. In addition, any such new legislation or regulation or government enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure, any of which could harm our business.

EMPLOYEES

    As of December 28, 2000, we had approximately 42 full-time employees. None of our employees are represented by a labor organization, and we believe that our employee relations are good.

REPORTS TO SECURITY HOLDERS

    The public may read and copy any materials the Company files with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains report, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website address is http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY.

    We do not own real property. We lease approximately 20,000 square feet of office space in Seattle, Washington at an annual rent of approximately $336,000. The lease expires on September 1, 2003. We believe that our existing facilities are adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. On December 8, 2000, we entered into a Sublease Agreement with DailyShopper.com, Inc., whereby we sublease approximately one-third of the 20,000 square feet that we currently lease.

ITEM 3.  LEGAL PROCEEDINGS.

    Sunhawk.com is not currently subject to any legal proceedings.

    We may, however, become a party to litigation in connection with Sunhawk.com's recent acquisition of CCS. On December 22, 2000, Copyright Ventures, LLC ("Copyright Ventures"), a former shareholder of CCS, informed Sunhawk.com that it will not release or waive any rights or claims it has or may have against Sunhawk.com and CCS pursuant to (i) a Side Letter agreement dated June 26, 2000, (ii) a "supplemental letter" dated August 1, 2000, and (iii) an agreement simply entitled "Agreement" dated October 31, 2000 for payment of a $2,225,000 (to increase to $3,337,500 on January 1, 2001) "priority return" for the purchase of $1,112,500 of CCS Series A Preferred Stock, at $1.00 per share, in June 2000. Additionally, Copyright Ventures stated that it would bring a cause of action against CCS to enforce payment for at least $1,112,500 of the "priority return."

    On December 22, 2000, Sunhawk.com and CCS stated that they will not accept liability for any part of the "priority return" allegedly owed to Copyright Ventures. At present, therefore, we continue to seek a resolution with Copyright Ventures. The ultimate outcome of this matter cannot be determined at this time.

    In the normal course of business, Sunhawk.com Corporation may be subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Sunhawk.com Corporation is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2000. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Sunhawk.com Corporation beyond that provided in the Company's annual financial statements as of and for the two years ended September 30, 2000 would not be material to Sunhawk.com Corporation's financial position taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On October 25, 2000, we held a Special Meeting of Shareholders to vote on the following proposals. The outcome of the vote is noted along with a description of the proposal.

Proposals		For	Against	Abstain	Non-votes
1.	Proposal on the share exchange and Plan of Share Exchange between Sunhawk.com Corporation and Copyright Control Services Inc. whereby Copyright Control Services, Inc. shall become a wholly-owned subsidiary of Sunhawk.com.	1,064,568	2,365	3,150	868,288
2.	Proposal amending the Sunhawk.com Articles of Incorporation to create a new class of common stock to be designated Class A Common Stock.	2,719,795	14,000	4,575	—
3.	Proposal increasing the number of shares available for issuance under Sunhawk.com's 1996 Stock Option Plan.	1,840,688	24,820	4,575	868,288

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    In connection with our initial public offering on Common Stock on February 14, 2000, we filed a Registration Statement on Form SB-2, SEC File No. 333-80849, which was declared effective by the Commission on February 11, 2000. Our Common Stock trades under the symbol "SNHK" on the Nasdaq SmallCap Market and the symbol "SHA" on the Pacific Stock Exchange. As of December 4, there were 1,941 holders of record of the Company's Common Stock.

    The following table shows the Company high and low selling prices of the Common Stock as quoted on the Nasdaq SmallCap Market for each of the quarters indicated. Future stock prices may be subject to volatility on a daily basis. Any shortfall in revenues or changes in net loss could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

FISCAL QUARTER ENDING	HIGH	LOW
March 31, 2000	$28.500	$16.000
June 30, 2000	$20.000	$9.625
September 30, 2000	$17.000	$12.000

    Holders of record for each class of common equity as of December 4, 2000: 1,941

RECENT SALES OF UNREGISTERED SECURITIES

    Since October 1, 1998, we have issued the following securities without registration under the Securities Act of 1933, as amended (the "Act"). Where applicable, each of the disclosures has been adjusted to account for the 1 for 6.007 reverse stock split effective March 31, 1999 and for the 1.397 to 1 reverse stock split effective December 23, 1999.

		Common Stock
	Date	Price Per Share	Shares	Amount
Options exercised by employee for common stock	October 3, 1998	$0.000014	18,390	$0.25
Shares issued to an officer/director for cash	March 31, 1999	13.31	112,659	1,500,000
Shares issued to an officer/director for forgiveness of debt	March 31, 1999	13.32	267,968	3,568,406
Shares issued to an license owner for distributions rights	March 31, 1999	13.31	99,074	1,319,118
Options exercised by employee for common stock	June 18, 1999	0.000013	9,195	0.12
Options exercised by employee for common stock	July 7, 1999	0.42	536	225
Shares issued to consulting firm for services	February 15, 2000	12.00	833	9,996
Shares issued to landlord for leasehold improvements	May 12, 2000	14.38	1,485	21,347
Options exercised by employee for common stock	September 26, 2000	0.42	2,977	1,250
Warrants exercised by bridge loan financer for common stock	September 26, 2000	12.00	1,042	12,504

Total			514,159	$6,432,846

USE OF PROCEEDS

    In connection with the Company's initial public offering, 1,610,000 shares of our common stock, no par value, were offered and sold for our account at a price of $12.00 per share, generating aggregate offering proceeds of $19,320,000. The managing underwriter for the offering was Joseph Gunnar & Co., LLC.

    We incurred expenses of $3,874,365, of which $1,835,400 represented underwriting discounts and commissions and approximately $2,038,965 represented other expenses related to the offering. The net offering proceeds after total expenses was $15,445,635. No direct or indirect payments were made to directors, officers, or general partners of their associates, or us or to persons owning 10% or more of any class of equity securities of Sunhawk.com and our affiliates.

    From the effective date of the Registration Statement to September 30, 2000, we have used the net proceeds from the offering to fund production, leasehold improvements, equipment purchases, working capital, general corporate purposes, the hiring of key management personnel and the acquisition of CCS. The funds that are not being used to support short-term needs have been placed in short-term government backed investment securities pending future use.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    Sunhawk.com Corporation was incorporated in August 1992 and began distributing and selling digital sheet music over the Internet in March 1997. From the date of incorporation until March 1997, operating activities consisted principally of the following:

  •
  creating our digital sheet music catalog;

  •
  developing and patenting our Solero technology;

  •
  establishing international supplier arrangements for the production of digital sheet music;

  •
  negotiating for the rights to distribute and sell sheet music;

  •
  developing a corporate infrastructure for the management of data;

  •
  producing digital sheet music;

  •
  developing the Sunhawk.com web site

    We launched our website in February 1997 and made our first sale of digital sheet music in March 1997. In 1998, we entered into contracts with Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing for the right to sell selected portions of their sheet music catalogs. During the past year we entered into agreements with Mel Bay, and Maranatha! Music to sell their sheet music and with Naxos of America to convert images and audio into our digital format to distribute via the Internet. From March 1997 through September 30, 2000 we sold approximately 44,900 digital sheet music products and approximately 5,600 traditional printed sheet music products. Through September 30, 2000, substantially all of our sales have been derived from the sale of digital or printed sheet music through our web site and as such, our music store has been our sole operating segment since inception. Digital sheet music is downloaded directly from our web site, while printed music is mailed to the customer. Sales are net of applicable discounts, and sales of traditional printed sheet music include shipping and handling charges. A customer's account is settled by directly charging his/her credit card. For digital sheet music downloaded over the Internet, revenues are recognized upon execution of the order. Revenues from sales of traditional printed sheet music are recognized upon shipment of music to the customer.

    In August 2000, we underwent a comprehensive realignment of our operations in order to concentrate on expanding our level of services with our Digital Asset Management (DAM) group and in November 2000, we completed the purchase of Copyright Control Services, Inc. (see Footnote 15 of the accompanying financial statements). As a result of the realignment, we essentially downsized our digital sheet music production function in our Seattle office and outsourced it to our supplier in Russia, Music Production International.

    Cost of goods sold consists principally of the costs associated with royalty payments, materials, amortization of the cost of producing digital masters, amortization of music catalog distribution rights, shipping costs and credit card processing fees. Our contracts with publishers require us to remit the appropriate royalty to the respective publisher. Royalty payments range from 10% to 70% and are based on actual sales, less credit card processing fees. Materials costs primarily consist of the cost of printed sheet music books. Shipping costs and credit card processing fees include costs related to the shipping of traditional printed sheet music and the processing of credit card payments for printed and digital sheet music.

    Amortization of the cost of producing digital masters relates to the cost paid to the subcontractor for the conversion of printed sheet music to digital sheet music and is based on the shorter of estimated useful lives of the music category, the estimated useful life of the electronic medium, or the term of the underlying music licensing agreement (for licensed music) for the digital masters. Amortization of the music catalog distribution rights began in the quarter ended June 30, 1999, resulting in an increase in cost of goods sold. The amortization of music catalog distribution rights is approximately $38,000 per quarter through the remaining term of the Warner Bros. Publications U.S. Inc. contract, which ends May 2008.

    We expect that our cost of goods sold will increase significantly as we implement our copyright information tracking services through an increase in tracking personnel.

    Selling expenses consist primarily of advertising expenditures, including payroll and payroll-related expenses. We expense all advertising costs as incurred, and we expect selling expenses to increase as we enhance our brand name awareness and promote our DAM and CCS services. General and administrative expenses consist primarily of management salaries and expenses, stock-based compensation expenses, insurance premiums, rent, telephone costs, travel expenses for general business, legal and professional fees, staff salaries, other payroll expenses and other related expenses for general corporate functions.

    To date we have incurred and expect to continue to incur substantial costs in order to:

  •
  extend our technology into other content areas;

  •
  costs associated with the acquisition of technology companies; and

  •
  expand our sales, marketing and business development efforts.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1999

Sales

    Sales for the year ended September 30, 2000 were $220,561 compared to $100,575 for the year ended September 30, 1999. The increase in sales is from providing an increased selection of music titles in our Solero format, and an increase in our print sheet music sales.

Cost of goods sold

    Cost of goods sold for the year ended September 30, 2000 was $379,953 compared to $171,725 for the year ended September 30, 1999. The increase in cost of goods sold is primarily due to the amortization of $150,756 of the music catalog distribution rights. Amortization of these rights didn't commence until April 1, 1999. The increase was also due in part to an increase during the year ended September 30, 2000 in the cost related to the print music sales and related royalties. Additionally, the amortization of digital sheet music masters increased during the year ended September 30, 2000 as the number of digital sheet music titles produced increased. For the year ended September 30, 2000, royalty payments accounted for $70,623 or 32.0% of sales. Costs associated with the amortization of digital sheet music masters accounted for $62,653, or 28.4% of sales and costs associated with the amortization of music catalog distribution rights were $150,756, or 68.4% of sales. For the year ended September 30, 1999, royalty payments accounted for $38,159, or 37.9% of sales. Costs associated with the amortization of digital sheet music masters accounted for $20,946, or 20.8% of sales and costs associated with the amortization of music catalog distribution rights were $75,378, or 74.9% of sales.

Selling, general and administrative expenses

    Selling expenses for the year ended September 30, 2000, were $738,418, including advertising costs of $566,142 compared to selling expenses of $547,694, with advertising costs of $218,403, for the year ended September 30, 1999. Selling expenses for both periods consisted primarily of expenditures incurred in connection with advertising, attending trade shows, expansion of our web site and payroll-related expenses, as well as marketing consulting. General and administrative expenses for the year ended September 30, 2000 were $6,026,005 compared to $2,113,239 for the year ended September 30, 1999. The increase was primarily due to costs incurred to grow our digital sheet music catalog, stock-based compensation expenses, professional fees, hiring additional key management personnel, and fees related to the bridge financing during the year ended September 30, 2000.

Other Income/(Expense)

    Other expense for the year ended September 30, 2000 and 1999 was $106,607 and $102,254, net, respectively. Other expense for fiscal year 2000 primarily consisted of interest expense of approximately $469,000 associated with the bridge loan which is offset by approximately $362,000 in interest income relating to interest earned on investments purchased with cash received from the initial public offering. Other expense for fiscal year 1999 primarily consisted of interest expense of approximately $115,000 relating to the note payable to shareholder which is offset by approximately $13,000 of interest income relating to interest earned on a money market account held with a financial institution.

Risks and Uncertainties

    To date the Company has made investments to gain access rights to certain music catalogs, produce digital sheet music masters and establish long-term production agreements with certain suppliers. Although the Company currently estimates that the above noted assets will be recovered through receipt of the cash flows generated by the related assets, such recoverability is dependent upon the Company achieving profitable operations. The Company will continue to evaluate the recoverability of the above assets, and if events or circumstances indicate that recoverability of such assets might be impaired, the Company plans to reduce the net book value of those assets to their estimated net realizable value. There can be no assurance that write downs will not be necessary in the future or that the net realizable value of these assets will be recoverable.

    Since all of Company's production will come from Russia during fiscal year 2001, the unexpected disruption or cessation of production services would cause Sunhawk.com to identify alternative production facilities which may cause an increase in production costs.

LIQUIDITY AND CAPITAL RESOURCES

    On February 15, 2000, we issued 1,610,000 shares of common stock in an initial public offering at the price of $12.00 per share. The offering generated approximately $15.4 million in net proceeds. As of September 30, 2000, we had cash and cash equivalents of $4,646,002, short-term investments of $4,022,297 and working capital of $7,278,856.

    The Company has never paid cash dividends on our Common Stock and has no present plans to do so in the foreseeable future.

    Net cash used in operating activities totaled $6,628,341 for the year ended September 30, 2000 compared with net cash used in operating activities of $1,870,540 for the year ended September 30, 1999. The increase in net cash used in operating activities for the year ended September 30, 2000, as compared to the prior year, was primarily attributable to increases in advertising, increases in costs associated with growing our digital sheet music catalog, prepaid expenses related to directors and officers insurance and legal retainer, professional fees, hiring key management personnel, and increases in corporate facility expenses necessary to operate the business.

    Net cash used in investing activities was $5,604,237 for the year ended September 30, 2000 compared to $511,490 for the year ended September 30, 1999. The increase in cash used in investing activities for the year ended September 30, 2000, as compared to the prior year, was primarily due to the purchase of short term investments with proceeds received from the initial public offering and an increase in property and equipment to upgrade our internet and networking capabilities.

    Net cash provided by financing activities was $16,860,280 for the year ended September 30, 2000 compared to $2,341,237 for the year ended September 30, 1999. The increase in net cash for financing activities for the year ended September 30, 2000, as compared to prior year, was primarily derived from proceeds received from the initial public offering.

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Sunhawk.com Corporation

    We have audited the accompanying balance sheet of Sunhawk.com Corporation as of September 30, 2000, and the related statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of Sunhawk.com Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunhawk.com Corporation as of September 30, 2000, and the results of its operations and its cash flows for the years ended September 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst and Young LLP
Seattle, Washington
November 10, 2000, Except for
the last sentence of
Note 10 as to which the
date is December 8, 2000

SUNHAWK.COM CORPORATION

Balance Sheet

September 30, 2000
ASSETS
Current Assets:
Cash and cash equivilents	$4,646,002
Short-Term investments	4,022,297
Accounts receivable	44,219
Other	215,808

Total current assets	8,928,326

Property and equipment, net	916,403

Other assets:
Acquisition costs	106,595
Digital sheet music masters (net of accumulated amortization of $93,750)	583,063
Patents & trademarks, at cost (net of accumulated amortization of $14,027)	136,062
Music catalog distribution rights (net of accumulated amortization of $226,134)	1,092,984
Prepaid digital sheet music masters	893,007
Prepaid scans	506,882
Other	210,038

Total other assets	3,528,631

Total assets	$13,373,360

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Line of credit	$603,492
Accounts payable and accrued expenses	539,936
Notes payable to shareholder	290,000
Payable to Eller McConney LLC	204,261
Accrued interest to shareholder	11,781

Total current liabilities	1,649,470

Long-term liabilities:
Payable to Eller McConney LLC	800,000

Total long-term liabilities	800,000

Total liabilities	2,449,470

Shareholders' equity
Preferred stock, no par value:
Authorized shares—10,000,000
Outstanding shares—none—
Common Stock, no par value:
Authorized shares—30,000,000
Outstanding shares—3,015,717	19,554,022
Accumulated deficit	(8,630,132)

Total shareholder's equity	10,923,890

Total liabilities and shareholders' equity	$13,373,360

See accompanying notes to financial statements

SUNHAWK.COM CORPORATION

Statements of Operations

	Fiscal years ended September 30,
	2000	1999
Sales	$220,561	$100,575
Cost of goods sold:
Royalties, materials, shipping, and credit card processing fees	166,544	75,401
Amortization of digital sheet music masters and music catalog distributions rights	213,409	96,324

Total cost of goods sold	379,953	171,725

Gross loss	(159,392)	(71,150)
Selling, general and administrative	6,764,423	2,660,933

Loss from operations	(6,923,815)	(2,732,083)
Other income (expense)
Interest income	361,985	13,140
Interest expense	(468,593)	(115,394)

Total other income (expense)	(106,608)	(102,254)

Net loss	(7,030,423)	(2,834,337)

Net loss per share:
Basic and diluted	$(2.92)	$(2.46)

Weighted average common shares for net loss per share computations:
Basic and diluted	2,405,745	1,154,214

See accompanying notes to financial statements

SUNHAWK.COM CORPORATION

Statements of Shareholders' Equity

	Common stock			Total shareholders' equity (deficit)
			Accumulated deficit
	Shares	Amount
Balance, October 1, 1998	891,559	$197,221	$(3,005,123)	$(2,807,902)
Exercise of common stock options	28,121	225	—	225
Issuance of common stock to acquire music catalog distribution rights	99,073	1,319,118	—	1,319,118
Sale of common stock	112,659	1,500,000	—	1,500,000
Conversion of notes payable to shareholders including accrued interest of $286,039	267,968	3,568,406	—	3,568,406
Forgiveness of note payable to shareholder	—	1,000,000	—	1,000,000
Recapitalization of accumulated deficit due to termination of "S" corporation status effective April 1, 1999	—	(4,239,751)	4,239,751	—
Net loss			(2,834,337)	(2,834,337)

Balance, September 30, 1999	1,399,380	3,345,219	(1,599,709)	1,745,510
Issuance of common stock, net of issuance costs of $3,874,365	1,610,000	15,445,635	—	15,445,635
Common stock issued in exchange for leasehold improvements	1,485	21,347	—	21,347
Common stock issued in exchange for consulting services	833	9,996	—	9,996
Exercise of common stock options	2,977	1,250	—	1,250
Stock warrant-based consulting expense	—	325,214	—	325,214
Exercise of warrants issued in conjunction with bridge loan financing	1,042	12,504	—	12,504
Stock warrants based interest expense associated with bridge loan financing	—	392,857	—	392,857
Net loss	—	—	(7,030,423)	(7,030,423)

Balance, September 30, 2000	3,015,717	$19,554,022	$(8,630,132)	$10,923,890

See accompanying notes to financial statements

SUNHAWK.COM CORPORATION

Statements of Cash Flows

	Years ended September 30,
	2000	1999
Operating activities
Net loss	$(7,030,423)	$(2,834,337)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	142,273	79,780
Amortization	218,208	101,626
Stock warrant-based consulting expense	335,210	—
Stock-warrant based Interest expense related to issuance of bridge loan warrants	392,857	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(36,570)	(7,649)
Decrease (increase) in CD-ROMS and printed sheet music	17,091	(584)
Decrease (increase) in other	(393,693)	22,665
Decrease (increase) in deposits	(350)	35,460
Increase (decrease) in accounts payable and accrued expenses	(169,331)	617,105
Accrued interest on notes payable to Shareholder.	(103,613)	115,394

Net cash and cash equivalents used in operating activities	(6,628,341)	(1,870,540)

Investing activities
Purchase of property and equipment	(783,489)	(137,740)
Purchase of digital sheet music masters	(142,569)	(347,232)
Cost of patents and trademarks	(42,405)	(26,518)
Prepayment for digital scans	(506,882)	—
Purchase of short-term investments	(4,022,297)	—
Acquisition costs	(106,595)	—

Net cash and cash equivalents used in investing activities	(5,604,237)	(511,490)
Financing activities
Issuance of common stock	19,320,000	1,500,000
Offering costs	(2,811,270)	(1,063,095)
Exercise of employee stock options	1,250	—
Exercise of bridge financing warrants	12,504	—
Proceeds from line of credit	1,503,492	100,000
Payment on line of credit	(1,000,000)	—
Proceeds from notes payable issued to shareholders	—	1,645,000
Proceeds from (payment of) payable issued to Eller McConney LLC	(165,696)	159,107
Exercise of options	—	225

Net cash and cash equivalents provided by financing activities	16,860,280	2,341,237

Net increase(decrease) in cash	4,627,702	(40,793)
Cash and cash equivalents at beginning of period	18,300	59,093

Cash and cash equivalents at end of period	$4,646,002	$18,300

Non-cash supplementary disclosure
Issuance of common stock in conjunction with the acquisition of music catalog distribution rights	—	$1,319,118
Conversion of notes payable and accrued interest to shareholders of common stock	—	(3,568,406)
Forgiveness of notes payable to shareholder	—	(1,000,000)
Reclassification of deferred offering costs to common stock	$(3,874,365)
Prepayment for digital sheet music masters to Eller McConney LLC	1,000,000
Drawdown on prepayment of digital sheet music masters	(106,993)
Issuance of common stock in exchange for leasehold improvements	21,347

See accompanying notes to financial statements

SUNHAWK.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

BUSINESS AND ORGANIZATION

    Sunhawk.com Corporation (Sunhawk.com) was incorporated in the state of Washington on August 20, 1992. Sunhawk.com is an Internet-based digital asset management and digital publishing company. Sunhawk.com provides digital asset management technology, content preparation and enhancement, and a digital distribution infrastructure for the secure delivery of proprietary digital products over the Internet. Currently, Sunhawk.com's primary product is digital sheet music. As such, management considers the sale of digital sheet music to be Sunhawk.com's sole operating segment at this time. Through Sunhawk.com's internally developed proprietary technology, customers are able to view, play, print and store the encrypted digital sheet music file.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Sunhawk.com considers all liquid investments with maturities of 90 days or less at date of purchase to be cash equivalents.

SHORT-TERM INVESTMENTS

    At September 30, 2000, short-term investments consist primarily of debt securities issued by governmental agencies and are carried at amortized cost which approximates fair value. All of the Company's short-term investments mature in less than one year and are categorized as held-to-maturity.

FINANCIAL INSTRUMENTS

    Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, prepaid assets, accounts payable, payable to Eller McConney LLC and Notes Payable to Shareholder. The fair value of all financial instruments approximates their carrying amounts based on the current rate offered for similar instruments. The Company does not have financial instruments with off-balance-sheet risk.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Depreciation on leasehold improvements is calculated over the remaining term of Sunhawk.com's office lease. At September 30, 2000, Sunhawk.com had a work in process balance of $119,204. This balance represents the purchase price and related consulting services for an accounting software package that is currently being implemented. No depreciation has been taken on the software as of September 30, 2000 as the software has not yet been place in service.

ACQUISITION COSTS

    Acquisition costs represent expenses incurred during the year relating to the acquisition of Copyright Control Services, Inc. ("CCS") (see footnote 15). These costs will be capitalized as part of the purchase price of CCS.

DIGITAL SHEET MUSIC MASTERS

    Digital sheet music masters are valued at cost less accumulated amortization.

    Digital sheet music masters are amortized over the shorter of (1) the estimated useful life of the music category, or (2) the estimated useful life of the related electronic medium, or (3) the remaining term of the underlying music licensing agreement (for licensed music). The amortization periods generally range from two to ten years. Amortization expense is included in cost of goods sold and was $62,653 and $20,946, for the years ended September 30, 2000 and 1999, respectively. Sunhawk.com periodically evaluates the digital sheet music masters for impairment.

    During the years ended September 30, 2000 and 1999, Sunhawk.com received 35,318 and 24,464 pages of digital sheet music, respectively, from Avtograf and Music Production International, its Russian sub-contractors (see footnote 12). These pages represent approximately 90% and 64% of the total digital sheet music pages produced for the years ended September 30, 2000 and 1999, respectively. Approximately 50% of the digital sheet music masters balance at September 30, 2000 represents production received from Russia. Since all of Sunhawk.com's production will come from Russia during fiscal year 2001, the unexpected disruption or cessation of production services would require Sunhawk.com to identify alternative production facilities which may cause an increase in production costs.

PATENTS AND TRADEMARKS

    Patents and trademarks are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over fifteen years. Amortization expense is included in selling, general and administrative expense and was $4,799 and $5,302, for the years ended September 30, 2000 and 1999, respectively. Sunhawk.com periodically evaluates these intangible assets for impairment.

MUSIC CATALOG DISTRIBUTION RIGHTS

    Music Catalog Distribution rights are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the remaining term of the underlying distribution agreement, approximately seven and one-half years. Amortization expense is included in the cost of goods sold and was $150,756 and $75,378 for the years ended September 30, 2000 and 1999, respectively. Sunhawk.com periodically evaluates these music catalog distribution rights for impairment.

PREPAID DIGITAL SHEET MUSIC MASTERS AND SCANS

    Prepaid digital sheet music masters and scans are valued at cost. Digital scans, like digital masters, are digital files of copyrighted sheet music but do not have the interactive enhancement that the digital masters do. As prepaid digital sheet music masters and scans are received and accepted from Music Production International, Inc., a Russian corporation, they are capitalized as digital sheet music masters and amortized accordingly. Sunhawk.com periodically evaluates the prepaid digital sheet music and scans for impairment.

REVENUE RECOGNITION

    Revenue from product sales is recorded when products are purchased and downloaded by the customer via the Internet or shipped via mail. Shipping charges are separately charged to the customers and are included in sales. Shipping expenses are recorded in cost of good sold.

ROYALTIES

    In conjunction with the various distribution agreements, Sunhawk.com is required to pay royalties ranging from 10% to 70% on gross receipts less credit card processing fees to the respective music publishers on each digital music title sold. Total royalty expense incurred during the years ended September 30, 2000 and 1999, amounted to $70,623 and $38,159, respectively, and is recorded in cost of goods sold.

ADVERTISING COSTS

    Advertising costs, including promotional materials, are expensed as incurred. Costs for placement of advertising are prepaid and charged to expense at the time the advertisement is initially publicized. Advertising expense totaled $566,142 and $218,043, during the years ended September 30, 2000 and 1999, respectively.

FEDERAL INCOME TAXES

    The shareholders of Sunhawk.com changed their election from an "S" corporation to a "C" corporation effective April 1, 1999. As an "S" corporation, any tax liability or benefit is passed directly to the shareholders. Accordingly, Sunhawk.com did not realize any tax provision or benefit prior to April 1, 1999.

    Subsequent to April 1, 1999, Sunhawk.com accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (see Note 8). The Company accounts for stock awards issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Such awards are expensed based on the fair value of the award at the date that the related performance has been completed.

NET LOSS PER SHARE

    Basic and diluted net loss per share is computed based on the weighted-average number of common shares outstanding during each period. The effect of stock options and warrants are excluded from the calculation because they are anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established standards for recognition, measurement and reporting of derivatives and hedging activities and is effective for the Company's year ending September 30, 2001. Management does not expect the adoption of SFAS No. 133 to have any impact on the Company's financial statements because the Company does not currently hold any derivative instruments.

USE OF ESTIMATES

    These financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that impact amounts reported in the financial statements and accompanying notes. Actual results could differ from those amounts reported and disclosed herein.

RISKS AND UNCERTAINTIES

    To date the Company has made investments to gain access rights to certain music catalogs, produce digital sheet music masters and establish long term production agreements with certain suppliers. Although the Company currently estimates that the above noted assets will be recovered through receipt of the net undiscounted cash flows generated by the related assets, such recoverability is dependent upon the Company achieving profitable operations. The Company will continue to evaluate the recoverability of the above assets, and if events or circumstances indicate that recoverability of such assets might be impaired, the Company plans to reduce the net book value of those assets to their estimated net realizable value. There can be no assurance that write downs will not be necessary in the future or that the net realizable value of these assets will be recoverable.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at September 30, 2000:

Computers and equipment	$790,146
Leasehold improvements	88,058
Furniture	253,545
Software	50,287
Work in process—Software	119,204
Other	675

1,301,915
Less accumulated depreciation	(385,512)

$916,403

4.  AGREEMENTS

DISTRIBUTION AGREEMENTS

    In May and June 1998, Sunhawk.com entered into distribution agreements with Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing, respectively. These agreements provide Sunhawk.com with nonexclusive rights to distribute selected digital sheet music from the respective music catalogs maintained by Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing. The original terms of the agreements were approximately ten and five years, respectively.

    The Warner Bros. Publications U.S. Inc. agreement provides Sunhawk.com with nonexclusive right to distribute selected digital sheet music from the Warner Bros. Publications U.S. Inc. music catalog. As a nonforfeitable part of the consideration and as inducement to enter into the agreement, Sunhawk.com agreed to issue 99,073 shares of its common stock to Warner Bros. Publications U.S. Inc., contingent upon either the closing of a firmly underwritten public offering or the private sale or other disposition of 15% or more of Sunhawk.com's common stock then authorized and outstanding.

    As a result of the sale of common stock to certain founders on March 31, 1999, the contingency was removed, the shares were issued to Warner Bros. Publications U.S. Inc. and became fully vested and non-forfeitable under the terms of the agreement. The value of the shares of common stock issued to Warner Bros. Publications U.S. Inc. were measured at the fair value of common stock on issuance date and capitalized as a long-term asset, which is being amortized over the remaining life of the distribution agreement.

    On December 7, 1999, Sunhawk.com entered into a distribution agreement with Maranatha! Music (Maranatha). This agreement provided Sunhawk.com with the non-exclusive right to promote, sell, license and distribute selected digital sheet music from Maranatha's respective music catalog in return for a 50% royalty payment on net sales of Maranatha's product. The term of the agreement is approximately five years.

    On January 5, 2000, Sunhawk.com entered into a distribution agreement with Mel Bay Publications, Inc. (Mel Bay). This agreement provides Sunhawk.com with the non-exclusive and non-transferable right to distribute selected digital sheet music from Mel Bay's music catalog in return for a 50% royalty payment on net sales of Mel Bay's product. The term of the agreement is for approximately five years.

    On June 26, 2000, Sunhawk.com entered into a license and distribution agreement with Naxos of America, Inc. (Naxos). This agreement provides Sunhawk.com with the right to convert Naxos' graphical and audio media into Sunhawk.com's digital format and to distribute it online. The term of the agreement is for approximately two years at which time it will continue on an annual basis unless terminated by either party. Under the terms of this agreement, Sunhawk.com pays Naxos 50% of net receipts from the sale of Naxos product.

DIGITAL SCAN CONVERSION AGREEMENT

    On May 16, 2000, Sunhawk.com entered into a conversion agreement with Music Production International, Inc. (MPI), a Russian corporation which currently digitizes music masters for the Company. Under this agreement, MPI will provide Sunhawk.com with digital scans in exchange for a high speed foil-stamping and die-cutting machine with an invoice cost of $506,882. This agreement has been accounted for as a prepayment for digital scan production services and will be reclassified as digital scans as qualified production is received. This agreement is collateralized by a security interest in the high speed foil-stamping and die-cutting machine until such time as MPI's obligations under the digital scan conversion agreement are completed to Sunhawk.com's satisfaction. Under this agreement, MPI is obligated to provide approximately 1.1 million scans to Sunhawk.com over a six year period, with each scan estimated to cost approximately $0.46. As of September 30, 2000, no digital scan production services had been received.

CONSULTING AGREEMENTS

    On February 15, 2000, Sunhawk.com entered into a two-year consulting agreement with a newly appointed member of Sunhawk.com's advisory board. Pursuant to the consulting agreement, the advisory board member will provide consulting services to Sunhawk.com, including developing strategic alliances with third parties. As compensation for the services performed under the Consulting Agreement, the advisory board member was issued a five-year warrant to purchase 105,000 shares of Sunhawk.com's common stock. 52,506 shares underlying this warrant are issuable over a two year period with the remaining 52,494 subject to Sunhawk.com's stock price achieving specific closing prices over a two year period. This agreement is being accounted for in accordance with Emerging Issues Task Force consensus Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As such, final measurement of the warrants are expensed based on the fair value of the warrants at the date the related performance has been completed. The fair value of the 52,506 warrants that are issuable over a two year period is approximately $486,000 at September 30, 2000, and is being amortized over the term of the agreement. The fair value was determined using the Black-Scholes method of valuation. Amortization expense was $151,775 for the year ended September 30, 2000. As of September 30, 2000, 41,566 warrants have vested. The remaining 52,494 shares subject to Sunhawk.com's stock price achieving specific closing prices over a two year period have not been valued as issuance of such shares are currently considered remote. Once the shares are considered probable of issuance their fair value will be determined and amortized over the remaining service period.

    On February 18, 2000, Sunhawk.com entered into a two-year consulting agreement with a newly appointed member of its board of directors. Pursuant to the consulting agreement, the board member will provide consulting services to Sunhawk.com including introducing Sunhawk.com to content owners who could benefit from Sunhawk.com's technology. As compensation for the services performed under the Consulting Agreement, the board member was issued a five-year warrant to purchase 120,000 shares of Sunhawk.com's common stock. 60,000 shares underlying this warrant are issuable over a two year period with the remaining 60,000 subject to Sunhawk.com's stock price achieving specific closing prices over a two year period. This agreement is being accounted for in accordance with Emerging Issues Task Force consensus Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As such, final measurement of the warrants are expensed based on the fair value of the warrants at the date the related performance has been completed. The fair value of the 60,000 warrants that are issuable over a two year period is $555,000 at September 30, 2000, and is being amortized over the term of the agreement. The fair value was determined using the Black-Scholes method of valuation. Amortization expense was $173,439 for the year ended September 30, 2000. As of September 30, 2000, 47,500 warrants have vested. The remaining 60,000 shares subject to Sunhawk.com's stock price achieving specific closing prices over a two year period have not been valued as issuance of such shares are currently considered remote. Once the shares are considered probable of issuance their fair value will be determined and amortized over the remaining service period.

    Both Consulting Agreements are subject to individual performance criteria and may be cancelled by either party providing sixty (60) days notice. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com and are exercisable at the initial public offering price of $12.00 per share and expire 5 years from the date of grant.

5.  NOTES PAYABLE TO SHAREHOLDER

    During 1999, Sunhawk.com entered into two note payable agreements with a shareholder in the total amount of $290,000. Principal and interest on the notes are due on demand. The notes carry interest at the federal applicable short-term rate, or approximately 5%.

6.  LINE-OF-CREDIT

    On April 27, 2000, Sunhawk.com entered into an $850,000 line-of-credit agreement with a financial institution. As of September 30, 2000, borrowings totaling approximately $600,000 were outstanding. Borrowings under the line of credit bear interest at Prime plus 0.5% (10.0% at September 30, 2000) and are due on May 15, 2005. Interest is payable monthly with any unpaid accrued interest due upon maturity of the line-of-credit. The line-of-credit is collateralized by a $1,000,000 short-term investment held in an investment account with the financial institution and earns interest at the annual rate of 6.63% (at September 30, 2000) with a maturity date of March 1, 2001. As the line-of-credit can be paid down at any time, the balance has been classified as short term at September 30, 2000.

7.  SHAREHOLDERS' EQUITY

    On March 30, 1999, the Board of Directors of Sunhawk.com approved the sale of 380,627 shares of common stock to the Eller and McConney 1995 Family Living Trust in exchange for cash of $1,500,000 and the exchange of outstanding notes payable to a shareholder of $3,568,406 outstanding at March 31, 1999. In addition, on March 31, 1999, the Eller and McConney 1995 Family Living Trust contributed capital of $1,000,000 by forgiving the remaining notes payable to shareholder outstanding at that date.

    On August 25, 1999, Sunhawk.com's Board of Directors and its shareholders amended its Articles of Incorporation to decrease the total number of shares of common stock which Sunhawk.com has the authority to issue from 20,000,000 to 10,000,000.

    On January 12, 2000, Sunhawk.com's Board of Directors and its shareholders amended it Articles of Incorporation to increase the total number of shares of common stock which Sunhawk.com has the authority to issue from 10,000,000 to 30,000,000. This amendment also granted Sunhawk.com the authority to issue 10,000,000 in preferred stock.

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

    All outstanding common and common equivalent shares and per-share amounts in the accompanying financial statements and related notes to the financial statements have been retroactively adjusted to give effect to these reverse stock splits.

8.  STOCK OPTIONS

STOCK OPTION PLAN

    The Sunhawk.com 1996 Stock Option Plan, as amended, authorized issuance of 303,526 shares of common stock through incentive and nonqualified stock options to any former, current, or future employees, officers, directors, agents or consultants, including members of technical advisory boards, and any independent contractors of Sunhawk.com. Generally, stock compensation, if any, is measured as the difference between the exercise price of a stock option and the fair market value of Sunhawk.com's stock at the date of grant, which is then amortized over the related service period. Options are granted with an exercise price equal to the fair market value of the common stock on the date of the grant, as determined by Sunhawk.com's Board. Generally, options vest over a five-year period and expire ten years from the date of grant.

    A summary of the status of Sunhawk.com's stock option plan as of September 30, 2000, and 1999, respectively and changes during the years then ended are presented below:

	OUTSTANDING OPTIONS
	NUMBER OF SHARES	WEIGHTED-AVERAGE EXERCISE PRICE
Balance at October 1, 1998	60,851	4.14
Options exercised	(28,121)	0.0080186
Options canceled	(14,798)	3.95

Balance at September 30, 1999	17,932	10.77
Options granted, at estimated fair value	277,800	12.34
Options exercised	(2,977)	0.42
Options canceled	(57,342)	12.81

Balance at September 30, 2000	235,413	12.25

    At September 30, 2000 options to acquire 68,113 shares of common stock were available for future grant. In connection with the stock option plan, 303,526 shares of common stock have been reserved for future issuance.

    The following table summarizes information about stock options outstanding at September 30, 2000:

OUTSTANDING OPTIONS
EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTED LIFE (YEARS)
$0.42—$11.33	57,704	$10.81	9.23
$12.00—$12.00	95,450	$12.00	9.38
$13.13—$13.13	71,600	$13.13	9.58
$14.50—$22.65	10,659	$16.41	9.27

	235,413

    At September 30, 2000, 4,007 options were exercisable at an exercise price of $8.92 per share.

    Sunhawk.com applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no stock compensation has been recognized for its stock options issued to employees in the accompanying financial statements because the fair value of the underlying common stock equals the exercise price of the stock options granted. Had the stock compensation expense for Sunhawk.com's stock option plan been determined based on the fair value at the grant dates for options granted in 2000 and 1999, consistent with the fair value method of

Statement of Financial Accounting Standards No. 123, Sunhawk.com's net loss for the years ended September 30, 2000 and 1999 would have been increased to the following pro forma amounts:

	2000	1999
Net loss:
As reported	$7,030,423	$2,834,337
Pro forma	7,579,612	2,859,040
Net loss per share, basic and diluted:
As reported	$2.92	$2.46
Pro forma	3.15	2.48

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

	2000	1999
Average risk-free interest rate	6.03%	4.77%
Average expected life	5 years	5 years
Volatility	103%	100%
Dividend yield	0%	0%

9.  COMMON STOCK WARRANTS

    As of September 30, 2000, there were 312,204 warrants which had vested, with an exercise expiration of February 15, 2005. There is also a potential for an additional 135,934 warrants to vest provided certain price targets are achieved. Additionally, there are 448,138 shares of common stock reserved for future issuance.

    A summary of the status of warrants issued by Sunhawk.com as of September 30, 2000, and changes during the year then ended are presented below:

	OUTSTANDING WARRANTS
	NUMBER OF SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTED LIFE (YEARS)
Balance at October 1, 1999	0	0	—
Warrants granted, at estimated fair value	450,013	$13.80	—
Warrants exercised	(1,875)	$12.00	—

Balance at September 30, 2000	448,138		4.44

SUNHAWK.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

9.  COMMON STOCK WARRANTS (Continued)

    Sunhawk.com accounts for stock awards issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Final measurement of such awards are expensed based on the fair value of the award at the date that the related performance has been completed. During the year ended September 30, 2000, Sunhawk.com recorded approximately $718,000 in expenses relating to the issuance of warrants.

    The following weighted average assumptions were utilized in arriving at the fair value of each warrant grant:

2000
Average risk-free interest rate	6.03%
Average expected life	5 years
Volatility	103%
Dividend yield	0%

10.  COMMITMENTS

    Sunhawk.com leases equipment and office space under operating lease agreements expiring on various dates through September 2003. Future minimum lease commitments under noncancelable operating leases at September 30, 2000 are as follows:

Year ending September 30:
2001	$272,977
2002	308,609
2003	224,816

Total minimum lease payments	$806,402

    Total rent expense paid during the years ended September 30, 2000 and 1999, amounted to $346,266 and $334,494, respectively. Sublease income, which is netted against rent expense, totaled $4,500 for fiscal year 2000. There was no sublease income in fiscal year 1999. The above minimum lease commitments are net of future minimum sublease rental income of $80,794 and $28,221 for 2001 and 2002, respectively.

11.  FEDERAL INCOME TAXES

    Sunhawk.com, with the consent of its shareholders, elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code from August 20, 1992 (date of inception) through March 31, 1999, when it became no longer eligible to be taxed as such. Accordingly, through March 31, 1999, the shareholders of Sunhawk.com were entitled to report on their personal income tax returns their proportionate share of Sunhawk.com's operating losses. Effective April 1, 1999, Sunhawk.com became subject to federal corporate income taxes and therefore began to account for income taxes in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." There was no income tax provision in 2000 or 1999 due to the net losses.

    A reconciliation of the income tax provision is as follows:

SEPTEMBER 30, 2000
Income tax benefit based on federal statutory rate of 34%	(2,390,300)
Permanent difference	1,100
Increase in valuation allowance	2,389,200

Income tax provision	$0

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate significant components of Sunhawk.com's deferred tax assets and liabilities are as follows:

SEPTEMBER 30, 2000
Deferred tax assets:
Net operating loss carryforwards	$2,783,100
Stock-based compensation	110,600
Accrued expense	12,900

Total deferred tax assets	2,906,600
Valuation allowance for deferred tax assets	(2,850,400)

Total deferred tax asset less valuation allowance	56,200

Deferred tax liabilities:
Depreciation and amortization	(56,200)

Total deferred tax liability	(56,200)

Net deferred tax asset	$0

    At September 30, 2000, Sunhawk.com had net operating loss carryforwards (NOLs) of approximately $8,185,000, which, if not utilized, will expire in the year 2020. Utilization of NOLs may be limited in any given year by alternative minimum tax (AMT) restrictions, depending upon each year's AMT calculation.

12.  RELATED-PARTY TRANSACTIONS

    Prior to February 14, 2000, Sunhawk.com paid Eller McConney LLC, wholly owned by Marlin Eller and Mary McConney, executive officers of Sunhawk.com and trustees of a trust which owns a significant number of shares of Sunhawk.com, for certain services in connection with the production of digital sheet music masters. Avtograf, a Russian joint stock company in which Eller McConney LLC has a 94% interest, provided these services under an informal agreement with Eller McConney LLC. At September 30, 2000, Sunhawk.com owed $4,261 to Eller McConney LLC for services previously rendered.

    Effective February 14, 2000, Sunhawk.com entered into a five-year assignment and assumption agreement with Avtograf, Eller McConney LLC and Music Production International, a Russian corporation. Under this agreement, Eller McConney LLC assigned all of its rights to receive services for the production of digital sheet music from Avtograf to Sunhawk.com in exchange for a letter agreement that provides, among other things, the payment to Eller McConney LLC the amount of $1,000,000. Payment of the principal is based on the number of pages received and accepted from

Music Production International over a period of five years and is to be paid quarterly in arrears with a maximum principal payment of $200,000 per annum. In connection with this agreement, Avtograf assigned its obligation to provide production services for digital sheet music to Music Production International. As such, Music Production International is obligated to provide production services for digital sheet music to Sunhawk.com at an anticipated minimum rate of 4,500 pages per month totaling 270,000 pages over a period of five years, at no additional cost to Sunhawk.com. The letter agreement reflecting the future payment of $1,000,000 to Eller McConney LLC is accounted for as a prepayment for digital sheet music masters from Music Production International over a period of five years, with recourse to Eller McConney LLC in the event of non-performance. Neither Eller McConney LLC, Mr. Eller, Ms. McConney, nor Sunhawk.com has an ownership interest in Music Production International. During the period from February 14, 2000 through September 30, 2000, approximately 28,900 pages of digital sheet music have been received under this agreement. As such, approximately $107,000 of prepaid digital sheet music masters has been reclassified to digital sheet music masters and has begun to be amortized. Based on the production to date, Sunhawk.com anticipates paying Eller McConney LLC $200,000 during fiscal year 2001.

13.  BRIDGE FINANCING LOAN AGREEMENTS

    On January 12, 2000, Sunhawk.com entered into an Agency agreement with Joseph Gunnar & Co., LLC to obtain from third parties bridge financing loans totaling $1,000,000. The loans bore interest at a rate of 8.5% per annum and were repaid in full from proceeds received from the initial public offering. In conjunction with the bridge financing loans, a total of 41,680 warrants, which vested immediately upon issuance, were granted to the third parties and became exercisable effective August 15, 2000 at an exercise price of $12.00. As such, using the fair value of the warrants on the date of grant, Sunhawk.com recorded approximately $392,000 in interest expense which is included in the Statement of Stockholders' Equity.

14.  CONTINGENCIES

    In the normal course of business, Sunhawk.com Corporation may be subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Sunhawk.com Corporation is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2000. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Sunhawk.com Corporation beyond that provided in the Company's annual financial statements as of and for the two years ended September 30, 2000 would not be material to Sunhawk.com Corporation's financial position taken as a whole.

15.  SUBSEQUENT EVENTS

CLASS A COMMON STOCK

    Effective October 25, 2000, the shareholders of Sunhawk.com voted to amend Sunhawk.com's Articles of Incorporation in order to create a new class of common stock to be known as Class A Common Stock. There were 1,125,938 shares of Class A Common Stock authorized with the vote. The Class A Common Stock will have 1/20 the voting power of Sunhawk.com's common stock.

1996 STOCK OPTION PLAN

    Effective October 25, 2000, the shareholders of Sunhawk.com voted to increase the number of shares available for the issuance under Sunhawk.com's 1996 Stock Option Plan from 303,526 to 800,000.

ACQUISITION OF COPYRIGHT CONTROL SERVICES, INC.

    Effective November 2, 2000 and pursuant to the Share Exchange Agreement (the "Agreement") dated August 1, 2000 and amended August 16, 2000, September 29, 2000, and October 13, 2000, Sunhawk.com acquired all of the outstanding shares of Copyright Control Services, Inc. ("CCS"), a UK company that offers custom tailored anti-piracy services to all businesses that are losing revenue or value from copyright infringement on the Internet.

    In total, Sunhawk.com issued an aggregate of 733,760 shares of Common Stock, 733,758 shares of Class A Common Stock, and 483,420 warrants to purchase Common Stock in exchange for 10,827,726 shares of CCS Common Stock and CCS warrants and options. The Class A Common Stock has been placed in escrow and shall be released and converted into common stock only upon the achievement by Sunhawk.com of certain market capitalization criteria within the next 12 to 24 months.

    The acquisition will be accounted for using the purchase method of accounting. Accordingly, the assets and liabilities will be recorded at their estimated fair values as of the acquisition date.

CONTINGENCY (UNAUDITED)

    On December 22, 2000, Copyright Ventures, LLC ("Copyright Ventures"), a former shareholder of CCS, informed Sunhawk.com that it will not release or waive any rights or claims it has or may have against Sunhawk.com and CCS pursuant to (i) a Side Letter agreement dated June 26, 2000, (ii) a "supplemental letter" dated August 1, 2000, and (iii) an agreement simply entitled "Agreement" dated October 31, 2000 for payment of a $2,225,000 (to increase to $3,337,500 on January 1, 2001) "priority return" for the purchase of $1,112,500 of CCS Series A Preferred Stock, at $1.00 per share, in June 2000. Additionally, Copyright Ventures stated that it would bring a cause of action against CCS to enforce payment for at least $1,112,500 of the "priority return."

    On December 22, 2000, Sunhawk.com and CCS stated that they will not accept liability for any part of the "priority return" alleged owed to Copyright Ventures. At present, therefore, we continue to seek a resolution with Copyright Ventures. The ultimate outcome of this matter cannot be determined at this time.

BUSINESS STRATEGY (UNAUDITED)

    In December 2000, Sunhawk.com modified its business strategy for 2001 (the "2001 Plan"), which redirects the Company's focus away from its digital sheet music business to provide global digital asset management services. The 2001 Plan is to provide services to allow digital content owners, service providers, information portals and law enforcement agencies to identify, trace, track and provide notice of intellectual property infringement to owners of such intellectual property or other persons or entities in the intellectual property distribution chain. Additionally, the Company plans to provide services to identify purveyors of access and payment fraud, proprietary information distribution and illicit materials over the networks.

    Sunhawk.com believes the primary markets for digital asset management services are with the business software industry, the music industry, credit card service providers, broadcasters, and law enforcement agencies.

    Sunhawk.com plans to provide global digital asset management services using existing online search engines and chat rooms to locate Internet web sites that infringe on a client's intellectual property rights and document such violations.

    As a part of the 2001 Plan, Sunhawk.com has decided to indefinitely discontinue further development and marketing of digital sheet music and the Solero viewer, used to view, play, print and store sheet music in encrypted digital format. However, Sunhawk.com will continue to sell digital sheet music over its website and continue to add song titles to its catalog of digital sheet music available for sale. Sunhawk.com has not yet completed its evaluation of how this change in emphasis in its business will affect the carrying value of its digital sheet music masters, related music catalog distribution rights, prepaid digital sheet music masters and prepaid scans; however it expects that the carrying value of those assets will be written down due to this change in business strategy. Sunhawk.com expects to reduce its workforce by approximately 20 to 25 employees in connection with the 2001 Plan. The cost of this expected reduction is currently undetermined.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

NAME	AGE	POSITIONS
Marlin Eller	47	Chairman of the board, chief executive officer and president
Tricia Parks-Holbrook	45	Chief financial officer
Jill Ohara	44	Vice president of operations
Mary E. McConney, PhD	46	Treasurer
Fred Anton	53	Director
Luis F. Talavera	35	Director
Patricia Tangora	46	Director
Osmond Kilkenney	53	Director
Geoffrey Meagher	53	Director
Paul Bandrowski	39	Director
Dave Powell	46	Director
Ghada Hammouda	38	Director

    Marlin Eller is a co-founder of Sunhawk.com and is currently our chairman of the board, chief executive officer and president, positions he has held from off and on since our inception in 1992. From 1982 to 1995, Mr. Eller held the position of manager, software development, at Microsoft Corporation. At Microsoft, Mr. Eller was the development lead for the graphics subsystem of Windows 1.0; development lead for Pen Windows; and the designer of handwriting recognition software. While at Microsoft, he was named as the inventor on six patents. He received his Bachelor of Arts, Phi Beta Kappa and magna cum laude, in mathematics/physics from Whitman College in 1974 and his master of science in mathematics from the University of Washington in 1979. Mr. Eller also co-authored the book, Barbarians Led by Bill Gates, published by Henry Holt, Inc. in 1998. Mr. Eller is married to Ms. McConney, our treasurer.

    Tricia Parks-Holbrook joined Sunhawk.com in June 1999 as our chief financial officer. From 1989 to 1998, Ms. Parks-Holbrook was with KPMG, LLP as a senior manager and was responsible for supervising the planning and performance of assurance engagements with clients in a variety of industries. From 1988 to 1989, she was with CP National Corporation in their external reporting department. From 1979 to 1988, Ms. Parks-Holbrook worked with PGL Corporation, a subsidiary of F.H. Tompkins, PLC, a public company in the United Kingdom, serving the last three years in the capacity of controller. Ms. Parks-Holbrook received her bachelor of science, cum laude, in business administration with an accounting option from California State University at Hayward, California in 1988. She is licensed and certified as a public accountant in the states of California (1991) and Washington (1998), and is a member of the American Institute of Certified Public Accountants and the Washington Society of Certified Public Accountants.

    Jill Ohara joined Sunhawk.com in February 1998 as music production manager, was promoted to vice president of production in April 1998 and has served as vice president of operations since June 1999. From 1981 to 1997, Ms. Ohara served with the U.S. National Academy of Sciences and was assigned to the Radiation Effects Research Foundation, a multicultural research foundation in Japan, where she served as chief of the information technology department. Ms. Ohara received outstanding service awards from NAS in 1995 and 1996. In other management and research roles at RERF, she engaged in hardware/ software support, statistical programming, data analysis and support of a dosimetry system used in the setting of worldwide radiation protection standards. From 1979 to 1981, she served as statistician in the Jonsson Comprehensive Cancer Center at the University of California at Los Angeles, performing extensive programming for database management and statistical analysis. Ms. Ohara received her bachelor of arts, magna cum laude, in mathematics from UCLA in 1977 and her master of science in biostatistics from UCLA in 1979.

    Mary E. McConney, PhD is a co-founder of Sunhawk.com and is currently our treasurer. From 1992 until June 1999, Ms. McConney served as our chief financial officer, secretary and treasurer and as a director. In addition, from 1988 to the present, Ms. McConney has served as the president of HiroSoft International Corporation, a corporation she founded that writes statistical programs for modeling different kinds of risk functions. From 1985 to 1988, Ms. McConney was employed in the fields of applied statistics and database design and implementation by NAS. From 1977 to 1985, the University of Washington and the University of Pennsylvania employed her in the fields of applied statistics, database design and policy analysis. Ms. McConney received her bachelor of arts in physics and environmental studies from Whitman College in 1976. At the University of Pennsylvania, she received two master degrees, one in economics in 1979 and one in urban planning in 1980, and a PhD in spatial economics in 1983.

    Fred Anton has been a director of Sunhawk.com since July 1998. Since March 1998, Mr. Anton has served as the president and chief operating officer of Warner Bros. Publications U.S. Inc., where he also served as the chief financial officer and chief operating officer from September 1996 to March 1998. From 1994 to September 1996, Mr. Anton served as vice president of finance for the Warner Music Group and subsequently was made executive vice president and chief operating officer for Warner Vision Entertainment. From July 1990 to 1994, he served as the vice president international finance and administration at Time Warner Inc. Mr. Anton has a Bachelor of Arts degree in economics from Clark University in Worcester, Massachusetts and a master of business administration degree from Washington University in St. Louis, Missouri. He is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He is also on the board of directors of the Music Publisher's Association.

    Luis F. Talavera has been a director of Sunhawk.com since June 1999. Mr. Talavera consults with and invests in early stage companies in the communications and Internet markets, helping them to define their market focus, business and technology strategy. A former Microsoft executive who joined the company in 1988, he spent 10 years in a wide range of products, from Windows 3.0, 3.1 and 95, to Outlook Express and Softimage DS. During his tenure in the Windows 95 team, he played a key role in the development of Microsoft's Internet strategy. His last assignment was as Director of Development, where he was responsible for R&D and a member of the executive staff of Microsoft's Softimage subsidiary. Mr. Talavera obtained a Bachelors of Science degree in Computer Engineering, from the University of California, San Diego. He holds several patents in cognitive science and internet technologies, and sits on the board of selected technology companies, including: Freever Inc. and Poseidon/VisionIQ in France, and Talisma Communications in the USA, GPC Inc. in Norway and Aditi Corp. in India.

    Patricia Tangora has been a director at Sunhawk.com since June 1999. Ms. Tangora is a consultant to major utilities. Her work includes developing and negotiating long-term, multi-million dollar design-build and design-build-operate service contracts, advising clients on development and environmental compliance strategies for major projects, and conducting due diligence reviews for project financing. Ms. Tangora received her Bachelor of Arts in English from Whitman College in 1976 and a Bachelor of Science in Civil/Environmental Engineering from the University of Washington in 1979. She currently works as a senior project manager at R.W. Beck Inc., a national engineering and consulting firm.

    Osmond J. Kilkenny has been a director of Sunhawk.com since February 2000. Mr. Kilkenny is a Fellow of the Institute of Chartered Accountants and a Senior Partner in the firm O.J. Kilkenny & Co. with offices in Dublin and London. The firm specializes in the music and entertainment business with a wide-ranging client base. In addition to his interest in the practice, Mr. Kilkenny has business connections in other areas within the entertainment and technology industries. Within the entertainment sector, he is a founding Shareholder and Director of TV3, Ireland's only independent terrestrial television channel which was launched in 1998 and in partnership with CanWest Global Communications Corporation of Canada. Also, he is a Shareholder and Director of Ardmore Studios Limited—Ireland's National Film Studio. He chaired the Government appointed Commission established to review all aspects of the Film Industry in Ireland and was recently appointed Chairman of the Irish Film Board. On the technology front, Mr. Kilkenny has a broad range of involvements both at home and abroad. These include his Shareholding and Chairmanship of Nua, an Irish based company, which is one of the leaders in the development of knowledge management methodologies. In addition, he serves on the Board of The Mill Facility, which is one of Europe's leading post-production facilities, and is also a director of Instant Video Technology, a Californian based company, which has developed Burstware Technology supporting less than real time transmission of audiovisual information.

    Geoff Meagher has been a director of Sunhawk.com since September 2000. With over twenty-five years of management experience, he is highly skilled in operating and positioning companies for maximization of shareholder value. Since 1989, Mr. Meagher has served as President of Cascade Capital, Inc., a firm providing management consulting and investment services to small- and medium-sized businesses in the Northwest. The firm's clients have included AEI Music Network, Inc.; Production Finance International, Inc.; Allegis Communications, Inc.; Screenplay, Inc. and it's wholly owned subsidiary, e-Clips.com, Inc.; Claimsdesk.com, Inc.; and Amera Cosmetics Distribution, Inc. From 1990-1992, he served as President of Serac, Inc. an outdoor clothing designer and manufacturer. From 1975-1989 Mr. Meagher was instrumental in the development and growth of AEI Music Network, a multi-national music and entertainment services company. He worked there as Director of Dealer Sales, Marketing Director, and finally, COO. Mr. Meagher received his Bachelor of Arts in Business from the University of Washington in 1969 and has also completed the Stanford University Executive Management Program in 1987. Currently he serves as Chairman of Allegis Communications, Inc.; as a co-owner and board member of Production Finance International, Inc.; as an advisor to Screenplay, Inc. and Claimsdesk.com. Inc.; and as acting President of Amera Cosmetics Distribution, Inc.

    Paul J. Bandrowski joined Sunhawk.com in November 2000 as part of the Copyright Control Services, Inc. acquisition. Mr. Bandrowski is the founder of @Visory, a company that enables their clients to implement digital asset management solutions. Mr. Bandrowski is also the Vice Chairman and Founder of Reciprocal, Inc. From its inception in 1996 until December 1999, Mr. Bandrowski helped Reciprocal become the leader in Digital Rights Management. Prior to launching Reciprocal, Mr. Bandrowski served as CIO of Softbank Services Group, a 2,000-person global outsourcing business. Mr. Bandrowski currently serves on the boards of 10 high technology new economy companies, was recently voted #17 on the Silicon Alley most influential list, and is a coveted, prestigious speaker at industry and technology conferences.

    Dave Powell became a director of Sunhawk.com in November 2000. Mr. Powell joined the board as part of the acquisition of Copyright Control Services. As founder and CEO of Copyright Control Services, Mr. Powell brings his vision and focus to bear in building an organization committed to providing high-performance, customer-driven solutions to the management of intellectual property. Powell founded CCS in 1998 having previously followed an eclectic career path encompassing the production of records for artists like Depeche Mode and Erasure for major record companies, and then serving in senior management positions at both Solid State Logic (a Carlton Communications Company) and Euphonix Inc. A Native of England, Powell has also lived in the USA for many years prior to returning to the UK to found CCS.

    Ghada Hammouda joined the board of directors of Sunhawk.com in November 2000 as a 90-day interim director. During the 1990's Ms. Hammouda focused on marketing upcoming web technologies, including working on icon brands like AT&T and IBM. In 1994, Hammouda was the first winner of the ARF award as vice president, strategic planning for N.W. Ayers & Partners, for the AT&T campaign "You Will." Hammouda then joined Ogilvy & Mather, as Senior Vice President, worldwide strategic planning director where she was a key member of the O&IBM team behind the award- winning integrated marketing campaign that turned around IBM's image and positioned the company at the forefront of the Internet and "e-business". She went on to Reciprocal, Inc. as their Chief Marketing Officer to oversee the corporate and strategic marketing functions of Reciprocal, as well as for its newly launched divisions Reciprocal Music and Reciprocal Publishing.

    We currently have authorized 12 directors; however, 3 board seats are currently vacant. Directors are elected by the shareholders at each annual meeting of shareholders to serve until the next annual meeting of shareholders or until successors are duly elected and qualified. Currently, the shareholders have approved Mr. Talavera, Ms. Tangora, and Mr. Anton. The remaining directors will stand for approval at our next annual meeting.

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table sets forth the compensation received for services rendered to Sunhawk.com for the year ended September 30, 2000.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION		LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	SALARY (1)	BONUS	SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION
Marlin Eller	$87,867	—	30,000	—
Chairman of the Board, President and Chief Executive Officer
Tricia Parks-Holbrook	$132,281	—	39,500	—
Chief Financial Officer
Jill Ohara	$149,304	—	40,979	—
Vice President of Production
John Pilcher	$57,448	—	50,000	—
Vice President of Planning
Gary Martin(2)	$133,218	—	19,000	—

(1)
Salary and compensation are for the year ended September 30, 2000

(2)
Mr. Martin terminated his employment with Sunhawk.com in July 2000

    The following table provides summary information regarding stock options granted to the Named Executive Officers in the summary compensation table during the year ended September 30, 2000.

OPTIONS GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted To Employees During Period(1)	Exercise Price	Expiration Date
Marlin Eller	30,000	—	$12.00	2/15/10
Tricia Parks-Holbrook	14,500	—	$12.00	2/15/10
	25,000	—	$13.13	4/28/10
Jill Ohara	18,000	—	$12.00	2/15/10
	20,000	—	$13.13	4/28/10
John Pilcher	50,000	—	$11.25	4/17/00

(1)
Period End represents the year ended September 30, 2000

    The Named Executive Officers exercised no options during the year ended September 30, 2000. The following table provides information related to the number and value of options held at September 30, 2000 by the Named Executive Officers:

Name and Principal Position	Number of Options Held	Value Per Option at September 30, 2000	Total Value of Options Held at September 30, 2000
Marlin Eller Chairman of the Board, President and Chief Executive Officer	30,000	16.625	498,750.00
Tricia Parks-Holbrook Chief Financial Officer	39,500	16.625	656,687.50
Jill Ohara Vice President of Production	40,979	16.625	681,275.88
John Pilcher Vice President of Planning	50,000	16.625	831,250.00

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth the name, address (address is provided for persons listed as beneficial owners of 5% or more of the outstanding Sunhawk.com Common Stock), and number of shares and percent of the outstanding Sunhawk.com Common Stock beneficially owned as of June 30, 2000 (except where a different date is indicated below) by each person known to the Board of Directors of Sunhawk.com to be the beneficial owner of 5% or more of the outstanding shares of Sunhawk.com Common Stock, each Director, each Named Officer, and all current Directors and Executive Officers as a group.

	BENEFICIALLY SHARES OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER	PERCENT
Eller and McConney 1995 Family Living Trust	1,024,285	33.01%
c/o Sunhawk.com Corporation
223 Taylor Avenue North, Suite 20
Seattle, Washington 98109
Marlin Eller	1,024,285	33.01%
Mary E McConney, Ph D	1,024,285	33.01%
Brent R Mills(1)	266,658	8.59%
809 Lake Washington Blvd South
Seattle, Washington 98144
Judy E. McOstrich(2)	266,658	8.59%
809 Lake Washington Blvd South
Seattle, Washington 98144
Warner Bros Publications U S Inc	99,074	3.19%
15800 N W 48th Avenue
P O Box 4340
Miami, Florida 33014
Fred Anton(3)	101,574	3.27%
Patricia Tangora(6)	2,700	*
Luis F. Talavera(4)	2,500	*
Osmond J. Kilkenny(5)	50,000	1.61%
Geoffrey Meagher	2,500
Jill Ohara	1,500	*
David M Otto	27,500	*
Tricia Parks-Holbrook	100	*
All directors and executive officers as a group (8 persons)	1,185,159	38.19%

*
Less than 1%

(1)
Includes 36,780 shares of common stock held by Mr. Mills spouse, Judy McOstrich.

(2)
Includes 229,878 shares of common stock held by Ms. McOstrich's spouse, Brent R. Mills.

(3)
Includes 99,073 shares of common stock owned by Warner Bros. Publications U.S. Inc., of which Mr. Anton is president and chief operating officer. Mr. Anton disclaims beneficial ownership of these shares. Includes warrants of 2,500 to purchase shares of common stock that are exercisable as a director of Sunhawk.com.

(4)
Represents warrants to purchase shares of common stock that are currently exercisable.

(5)
Includes warrants to purchase 42,500 shares of common stock that are currently exercisable.

(6)
Includes warrants to purchase 2,500 shares of common stock that are currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Prior to February 14, 2000, we paid Eller McConney LLC, wholly owned by Marlin Eller and Mary McConney, executive officers of Sunhawk.com and trustees of a trust which owns a majority of shares of Sunhawk.com, for certain services in connection with the production of digital sheet music masters. Avtograf, a Russian joint stock company in which Eller McConney LLC has a 94% interest, provided these services under an informal agreement with Eller McConney LLC. At September 30, 2000, we owed approximately $204,000 to Eller McConney LLC for services previously rendered.

    Effective February 14, 2000, we entered into a five-year assignment and assumption agreement with Avtograf, Eller McConney LLC and Music Production International, a Russian corporation. Under this agreement, Eller McConney LLC assigned all of its rights to receive services for the production of digital sheet music from Avtograf to us in exchange for a letter agreement that provides, among other things, the payment to Eller McConney LLC the amount of $1,000,000. Payment of the principal is based on the number of pages received and accepted from Music Production International over a period of five years and is to be paid quarterly in arrears with a maximum principal payment of $200,000 per annum. In connection with this agreement, Avtograf assigned its obligation to provide production services for digital sheet music to Music Production International. As such, Music Production International is obligated to provide production services for digital sheet music for Sunhawk.com at an anticipated minimum rate of 4,500 pages per month totaling 270,000 pages over a period of five years, at no additional cost to Sunhawk.com. The letter agreement reflecting the future payment of $1,000,000 to Eller McConney LLC is accounted for as a prepayment for digital sheet music production services from Music Production International over a period of five years, with recourse to Eller McConney LLC in the event of non-performance. Neither Eller McConney LLC, Mr. Eller, Ms. McConney, nor Sunhawk.com has an ownership interest in Music Production International.

    On February 15, 2000, we entered into a consulting agreement with a term of two years with a newly appointed member of our advisory board. Pursuant to the Consulting Agreement, the advisory board member will provide consulting services to Sunhawk.com, including developing strategic alliances with third parties. As compensation for the services performed under the Consulting Agreement, the advisory board member was issued a five-year warrant to purchase 105,000 shares of our common stock. Certain shares underlying this warrant are subject to our stock price achieving specific closing prices over a period of time. The fair value of the warrants is approximately $385,000 at September 30, 2000, and is being amortized over the term of the agreement. The fair value was determined using the Black-Scholes method of valuation. The amortization was $151,775 for the year ended September 30, 2000. As of September 30, 2000, 41,566 warrants have vested.

    On February 18, 2000, we entered into a consulting agreement with a term of two years with a newly appointed member of our board of directors. Pursuant to the Consulting Agreement, the board member will provide consulting services to Sunhawk.com including introducing Sunhawk.com to content owners who could benefit from our technology. As compensation for the services performed under the Consulting Agreement, the board member was issued a five-year warrant to purchase 120,000 shares of our common stock. Certain shares underlying this warrant are subject to our stock price achieving specific closing prices over a period of time. The fair value of the warrants is $439,000 at September 30, 2000, and is being amortized over the term of the agreement. The fair value was determined using the Black-Scholes method of valuation. The amortization expense was $173,438 for the year ended September 30, 2000. As of September 30, 2000, 47,500 warrants have vested.

    Both Consulting Agreements are subject to individual performance criteria and may be cancelled by either party providing 60 days notice. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com and are exercisable at the initial public offering price of $12.00 per share.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    The following documents are filed as part of this report:

1.
Report of Ernst & Young, LLP, independent auditors. Balance Sheet as of September 30, 2000. Statements of Operations—Years Ended September 30, 2000, and 1999. Statements of Shareholders' Equity—Years Ended September 30, 2000, and 1999. Statements of Cash Flows—Years Ended September 30, 2000 and 1999. Notes to Financial Statements.

2.
Financial statement schedules: All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Index to Exhibits for Form 10-KSB for the year ended September 30, 2000.

Exhibit No.		Exhibit Description	Page No.
2.1*
Share Exchange Agreement dated August 1, 2000 and amended August 16, 2000, September 29, 2000, and October 13,2000, by and among the Sunhawk.com Corporation Copyright Control Services, Inc., and the shareholders of CCS as listed on Schedule A to the Agreement.
2.2*		Articles of Share Exchange of Sunhawk.com Corporation and Copyright Control Services, Inc. and Plan of Share Exchange.
2.3	**	Amended and Restated Articles of Share Exchange of Sunhawk.com Corporation and Copyright Control Services, Inc. and Plan of Share Exchange.
3.1	**	Amended and Restated Articles of Incorporation of Sunhawk.com Corporation.
10.1*		Form of Contingent Share Escrow Agreement dated October 31, 2000 by and among Sunhawk.com Corporation and certain former shareholders of Copyright Control Services, Inc.
10.2*		Form of Registration Rights Agreement dated October 31, 2000 by and among Sunhawk.com Corporation and certain former shareholders of Copyright Control Services, Inc.
10.3*		Form of Consulting Agreement dated October 31, 2000 by and among Sunhawk.com and @Visory, LLC.
10.4*		Form of Advisory Agreement dated February 18, 2000 by and between Sunhawk.com Corporation and Joseph Gunnar & Co.
10.5		Form of Employment Agreement dated October 31, 2000 between Sunhawk.com Corporation and David Powell.
10.6		Form of Employment Agreement dated October 31, 2000 between Sunhawk.com Corporation and Julian Searle.
10.7		Form of Warrant Agreement between Sunhawk.com and @Visory, LLC.
10.8*		Form of Warrant Agreement between Sunhawk.com and @Visory, LLC.
10.9		Form of Warrant Agreement between Sunhawk.com and Chelsea Ventures LLC.
10.10		Form of Warrant Agreement between Sunhawk.com and Daedalus Ventures, Inc.
10.11		Form of Warrant Agreement between Sunhawk.com and Steve Shaer
10.12		Form of Warrant Agreement between Sunhawk.com and SRS Ventures, Inc.
10.13		Form of Warrant Agreement between Sunhawk.com and the Eller and McConney Family 1995 Living Trust
10.14		Sublease Agreement dated December 8, 2000, by and between Sunhawk.com and DailyShopper.com, Inc.
24.1		Power of Attorney (contained on signature page hereto).
27.1		Financial Data Schedule

*
Incorporated by reference to the exhibits to Sunhawk.com's Definitive Proxy Statement on Schedule 14A (File No. 01-15633) filed with the Securities and Exchange Commission on September 7, 2000 and amended on October 16, 2000.

**
Incorporated by reference to Sunhawk.com's Current Report on Form 8-K (File No. 001-15633) filed with the Securities and Exchange Commission on November 17, 2000.

Reports on Form 8-K

    On November 17, 2000 the Company filed a Current Report on Form 8-K stating, under "Item 2. Acquisition", that it had entered into a Share Exchange Agreement with CCS, that Articles of Share Exchange and Plan of Share Exchange executed by Sunhawk.com had been filed with the Washington Secretary of State on November 2, 2000, and that in connection the Share Exchange Agreement, David Powell and Paul Bandrowski were appointed to the our board of directors. (File No. 001-15633).

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SUNHAWK.COM CORPORATION (Registrant)
Date: December 29, 2000	/s/ MARLIN J. ELLER Marlin J. Eller Chairman of the Board of Directors and Chief Executive Officer
Date: December 29, 2000	/s/ TRICIA PARKS-HOLBROOK Tricia Parks-Holbrook Chief Financial Officer
Date: December 29, 2000	/s/ FRED ANTON Fred Anton Director
Date: December 29, 2000	/s/ LUIS TALAVERA Luis Talavera Director
Date: December 29, 2000	/s/ PATRICIA TANGORA Patricia Tangora Director
Date: December 29, 2000	/s/ GEOFFREY MEAGHER Geoffrey Meagher Director
Date: December 29, 2000	Osmond J. Kilkenny Director
Date: December 29, 2000	Paul Bandrowski Director
Date: December 29, 2000	Dave Powell Director
Date: December 29, 2000	Ghada Hammouda Director

QuickLinks

INTRODUCTORY STATEMENT
PART I
PART II
REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS
SUNHAWK.COM CORPORATION Balance Sheet
SUNHAWK.COM CORPORATION Statements of Operations
SUNHAWK.COM CORPORATION Statements of Shareholders' Equity
SUNHAWK.COM CORPORATION Statements of Cash Flows
PART III
SIGNATURES