Form 10QSB
period 2000-12-31
SUNHAWK COM CORP
filed 2001-02-20
CIK 1088116

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended December 31, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission file number 333-80849

Sunhawk.com Corporation
(Exact name of small business issuer as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1568830 (IRS Employer Identification No.)

223 Taylor Ave. N., Suite 200, Seattle WA 98109-5017
(Address of principal executive offices)

(206) 728-6063
(Issuer's telephone number)

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 19, 2001 the registrant had 0 shares of preferred stock outstanding and 3,651,335 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes / /  No /x/

SUNHAWK.COM CORPORATION
TABLE OF CONTENTS
Form 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SUNHAWK.COM CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet

December 31, 2000
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,747,734
Short-term investments	3,996,340
Other current assets	127,856

Total current assets	5,871,930

Property and equipment, net	57,541

Other assets:
Goodwill	9,866,872
Other purchased intangibles	871,722
Net assets of discontinued operations	3,724,524

Total other assets	14,463,118

Total assets	$20,392,589

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Line of credit	$603,492
Accounts payable and accrued expenses	732,828
Amounts payable in connection with discontinued operations	782,000
Related party payable	200,000
Notes payable to shareholder	290,000
Accrued interest to shareholder	16,102

Total current liabilities	2,624,422
Long-term liabilities:
Payable to Eller McConney LLC	800,000

Total liabilities	3,424,422

Shareholders' equity:
Preferred stock, no par value:
Authorized shares—10,000,000; outstanding shares—none	—
Common stock, no par value:
Authorized shares—30,000,000; outstanding shares—3,651,335 at December 31, 2000	30,447,200
Class A common stock, no par value:
Authorized shares—1,125,938; outstanding shares—733,758 at December 31, 2000	—
Foreign currency translation adjustment	(32,198)
Accumulated deficit	(13,446,835)

Total shareholders' equity	16,968,167

Total liabilities and shareholders' equity	$20,392,589

See accompanying notes to unaudited consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three months ended December 31,
	2000	1999
Sales	$25,272	$—
Cost of goods sold
Royalties, materials, shipping, and credit card processing fees	—	—
Amortization of digital sheet music and music catalog distribution rights	—	—

Total cost of goods sold	—	—

Gross profit (loss)	25,272	—
Selling, general and administrative	1,664,365	—

Loss from operations	(1,639,093)	—
Other income/(expense)	38,218	—

Net loss from continuing operations	(1,600,875)	—
Discontinued operations:
Loss from operations of discontinued digital sheet music business	(1,817,124)	(1,043,495)
Loss on disposal of digital sheet music business	(1,398,704)	—

Net loss	$(4,816,703)	$(1,043,495)

Net loss per share:
Basic and diluted	$(1.41)	$(0.82)

Weighted average common shares for net loss per share computations:
Basic and diluted	3,423,342	1,277,880

See accompanying notes to unaudited consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Deficit)

(unaudited)

	Class A Common Stock
			Common Stock
					Shareholders' Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
	Share	Amount	Share	Amount
Balance, September 30, 1999	—	—	1,399,380	$3,345,219	$(1,599,709)	$—	$1,745,510
Issuance of common stock, net of issuance costs of $3,874,365	—	—	1,610,000	15,445,635		—	15,445,635
Common stock issued in exchange for leasehold improvements	—	—	1,485	21,347		—	21,347
Common stock issued in exchange for consulting services	—	—	833	9,996		—	9,996
Exercise of common stock options			2,977	1,250			1,250
Stock warrant-based consulting expense	—	—	—	325,214		—	325,214
Exercise of warrants issued in conjunction with bridge loan financing	—	—	1,042	12,504		—	12,504
Stock warrants based interest expense associated with bridge loan financing	—	—	—	392,857		—	392,857
Comprehensive loss—Net loss	—	—	—	—	(7,030,423)	—	(7,030,423)

Balance, September 30, 2000	—	—	3,015,717	19,554,022	(8,630,132)	—	10,923,890
Issuance of shares of Class A common stock to acquire CCS	733,758	—	—	—	—	—	—
Issuance of shares of common stock to acquire CCS, net of costs	—	—	635,618	8,898,652	—	—	8,898,652
Issuance of warrants to purchase common stock to acquire CCS, net of costs				1,251,376			1,251,376
Stock warrant-based consulting expense				743,150			743,150
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—		(32,198)	(32,198)
Net loss	—	—	—	—	(4,816,703)	—	(4,816,703)
							4,848,901

Total comprehensive loss
Balance, December 31, 2000	733,758	—	3,651,335	$30,447,200	$(13,446,835)	$(32,198)	16,968,167

See accompanying notes to unaudited consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2000	1999
OPERATING ACTIVITIES
Net cash used in continuing operations	(973,605)	—
Net cash used in discontinued operations	(616,126)	(615,350)

Net cash used in operations	(1,589,731)	(615,350)
INVESTING ACTIVITIES
Purchases of property and equipment	(79,186)	(22,900)
Purchase of digital sheet music masters—discontinued operations	(49,959)	(54,815)
Cost of patents and trademarks—discontinued operations	(7,971)	(10,202)
Cash paid for acquisition, net of cash acquired	(1,139,223)	—

Net cash used in investing activities	(1,276,339)	(87,917)

FINANCING ACTIVITIES
Proceeds from line of credit—discontinued operations	—	900,000
Increase in deferred offering costs—discontinued operations	—	(208,090)

Net cash used in financing activities	—	(691,910)

Effect of exchange rate changes on cash	(32,198)	—
Net decrease in cash	(2,898,268)	(10,357)
Cash at beginning of period	4,646,002	18,300

Cash at end of period	1,747,734	7,943

See accompanying notes to unaudited consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Sunhawk.com Corporation ("Sunhawk.com") was incorporated in the state of Washington on August 20, 1992. Through October 31, 2000, Sunhawk.com primarily sold interactive digital sheet music in its proprietary format and traditional printed sheet music on its Internet retail site at www.sunhawk.com. Sunhawk.com's internally developed proprietary technology solution for digital products, Solero®, allows customers to view, play, print and store the encrypted digital sheet music. This technology can also be applied to other proprietary digital content. Sunhawk.com also sells its technology solutions to owners of proprietary digital products interested in selling their content over the Internet.

    On November 2, 2000 Sunhawk.com acquired Copyright Control Services, Inc. ("CCS") in a share exchange agreement. CCS provides digital asset management and intellectual property infringement notification services—with particular focus on the Internet—on an industry-by-industry basis.

    As a result of the acquisition of CCS, Sunhawk.com modified its business strategy for 2001 (the "2001 Plan"), which redirects the Company's focus away from its digital sheet music business to provide global digital asset management services. The 2001 Plan is to provide services to allow digital content owners, service providers, information portals and law enforcement agencies to identify, trace, track and provide notice of intellectual property infringement to owners of such intellectual property or other persons or entities in the intellectual property distribution chain. Additionally, the Company plans to provide services to identify purveyors of access and payment fraud, proprietary information distribution and illicit materials over the networks. The Company's new business strategy capitalizes on the Company's acquisition of CCS.

    As a part of the 2001 Plan, Sunhawk.com has decided to indefinitely discontinue further development and marketing of digital sheet music and the Solero viewer, used to view, play, print and store sheet music in encrypted digital format. In January 2001, the Board of Directors authorized the Company to sell its digital sheet music business to Marlin Eller, President and CEO of the Company (see note 7).

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments which management considers necessary for a fair presentation of financial condition and results of operations as of the dates and for the periods presented hererin. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results of operations for any subsequent quarters or for the full fiscal year ended September 30, 2001.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with Sunhawk.com's annual report on Form 10-KSB for the fiscal year ended September 30, 2000.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of Sunhawk.com Corporation and its wholly-owned subsidiary, Corporate Control Services, Inc. The operations of CCS since the date of acquisition have been included in the consolidated operating results. All material intercompany balances and transactions have been eliminated in consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    These financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that impact amounts reported in the financial statements and accompanying notes. Actual results could differ from those amounts reported and disclosed herein.

NET LOSS PER SHARE

    Net loss per common share is based on the weighted-average number of common shares outstanding during the periods. The increase in the weighted average number of shares from December 31, 1999 to December 31, 2000 is primarily due to the issuance of 733,760 common shares for the CCS acquisition. For the quarters ended December 31, 2000 and 1999, options and warrants to acquire 961,773 shares and 17,392 shares of common stock, respectively, have been excluded from the computation of net loss per common share because their impact would be antidilutive.

COMPREHENSIVE INCOME

    For the quarter ended December 31, 2000, total comprehensive loss was $(4,848,901), which consisted of net loss of $(4,816,703) and foreign currency translation adjustment of $(32,198). For the quarter ended December 31, 1999 total comprehensive loss was $(1,043,495), which equaled the net loss for the quarter.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on Sunhawk.com's consolidated financial statements as Sunhawk.com does not currently hold any derivative instruments.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" which the Company adopted on October 1, 2000. SAB 101 provides guidance on revenue recognition issues. SAB 101 did not impact Sunhawk.com's revenue recognition policies.

2. ACQUISITION OF COPYRIGHT CONTROL SERVICES, INC.

    On November 2, 2000, Sunhawk.com completed its acquisition of CCS (the "CCS acquisition") pursuant to a definitive share exchange agreement dated August 1, 2000, and amended August 16, 2000, September 29, 2000 and October 13, 2000. Under the terms of the agreement, Sunhawk.com acquired all the issued and outstanding capital stock of CCS in exchange for an aggregate of 733,760 shares of common stock, 733,758 shares of Class A common stock, and 483,420 warrants for common stock. The warrants were issued at a price per share of $0.0001, exercisable for five years until 2005.

    A total of 98,142 of the 733,760 shares of common stock and 1,856 of the 91,240 of the warrants to purchase common stock issued to the CCS shareholders were placed in a holdback escrow ("holdback shares") subject to release upon the completion of a post-closing balance sheet audit. At December 31, 2000, such an audit had not been completed, accordingly, the holdback shares are not reflected in the accompanying consolidated financial statements. The 733,758 shares of Class A common stock as well as the underlying shares for warrants to purchase 392,180 of the 483,420 shares of common stock were placed in a separate escrow and are to be either released to the CCS shareholders, or reverted to Sunhawk.com, dependent upon the achievement of "market capitalization" thresholds of $100 million in 12 months, $125 million in 18 months and $150 million in 24 months.

    For accounting purposes, and therefore as reflected in the accompanying financial statements, the 635,618 shares of common stock and 89,384 warrants to purchase common stock that were not placed in the holdback or market capitalization escrow are included in the consideration for the acquisition. The shares of Class A common stock and the remaining warrants held in escrow will not be recorded as additional consideration for the CCS acquisition until or unless the market capitalization thresholds are achieved. As of December 31, 2000, such market capitalization thresholds had not been achieved. Accordingly, such shares are not reflected in the accompanying consolidated financial statements.

    The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CCS have been included in Sunhawk.com's consolidated financial statements at December 5, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $10.6 million has been recorded as goodwill and is being amortized on a straight-line basis over three years.

    A summary of the CCS acquisition, excluding the contingent shares and warrants held in escrow, is as follows:

Common shares/warrants issued	725,002
Per share/warrant value	$14.00

Aggregate value ascribed to the share/warrant consideration to be currently accounted for	$10,150,028
Plus:
Investment banker transaction fee	750,000
Legal fees	142,333
Accounting fees	186,474
Printing expenses	168,065
Other direct, incremental expenses	29,297

Total consideration	$11,426,197

The purchase price allocation is as follows:
Tangible assets	$241,033
Assembled and trained work force	230,000
Relationships with Internet Service Providers	375,000
Customer relationships	318,000
Goodwill	10,447,276
Other liabilities	(185,112)

Total purchase price	$11,426,197

    The following unaudited pro forma financial information presents the combined results of operations of Sunhawk.com and CCS as if the acquisition had occurred as of the beginning of October 1, 2000 after giving effect to certain adjustments, including amortization of intangibles. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Sunhawk.com and CCS constituted a single entity during such periods.

Three Months Ended December 31, 2000
Sales	$38,276
Net loss	(4,877,415)
Net loss per share:
Basic and diluted	$(1.42)

3. CLASS A COMMON STOCK

    Effective October 25, 2000, the shareholders of the Company voted to amend the Articles of Incorporation in order to create a new class of common stock to be known as Class A Common Stock and authorized 1,125,938 shares to be available for issuance. The Class A Common Stock will have 1/20th the voting power of the Company's common stock. At December 31, 2000, 733,758 shares of Class A Common Stock have been issued and are held in escrow in relation to the CCS acquisition.

4. OPERATING SEGMENTS

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Sunhawk.com's two operating segments are its digital music business and its recently acquired copyright security business. Prior to the CCS acquisition, Sunhawk.com considered its digital music business to be its sole operating segment; therefore, the operating results for the three months ended December 31, 1999 are equal to the operating results of the digital music segment.

    The accounting policies of these operating segments are the same as those described in Sunhawk's annual report on Form 10-K for the fiscal year ended September 30, 2000.

    A summary of Sunhawk.com's operating segments is as follows:

	Three Months Ended December 31, 2000
	Digital Sheet Music	Digital Asset Management	Total
Sales	$60,233	$25,272	$85,505
Cost of good sold:
Royalties, materials, shipping and credit card processing fees	58,877	—	58,877
Amortization of digital sheet music and music catalog distribution rights	58,709	—	58,709

Total cost of good sold	117,586	—	117,586

Gross profit (loss)	(57,353)	25,272	(32,081)
Selling, general and administrative	3,127,082	331,673	(3,458,756)

Loss from operations	(3,184,436)	(306,401)	(3,490,837)
Other income (expense), net	68,328	4,510	72,838

Net loss	$(3,116,108)	$(301,891)	$(3,417,999)

    The Company's revenue from external customers derived from sales within the United States equals sales under the digital music segment for the quarter ended December 31, 2000. The Company's revenues from external customers derived from sales in all foreign countries equals sales under the digital asset management segment for the quarter ended December 31, 2000. Long-lived assets located in the United States and all foreign countries totaled $14,423,055 and $1,064,189, respectively, as of December 31, 2000.

    On January 29, 2001, the board of directors approved an agreement to sell its digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO. The purchase price for the digital sheet music business consists of the return of 500,000 shares of the Company's common stock and the forgiveness of a note payable to the Mr. Eller in the amount of $1,000,000. The sale is subject to shareholder approval. Upon the closing of the transaction, Mr. Eller will resign his position as an officer of Sunhawk. Under terms of the arrangement, the Company obtains a license to certain technology, which is renewable annually for a period of up to 25 years with an annual renewal fee of $100,000. The results of the digital sheet music business have been reported as discontinued operations. In connection with the discontinuance of the digital sheet music business, the Company incurred a loss on disposal of the business of $1,398,704.

    Operating results of the discontinued digital sheet music business are as follows:

	Three Months Ended December 31,
	2000	1999
Net sales	$60,233	$39,556
Net loss from discontinued operations	$(1,817,124)	$(1,043,495)

    Assets of the discontinued digital sheet music business are as follows:

December 31, 2000
Current assets	$98,109
Non-current assets	3,626,415
Net assets of discontinued operations	3,724,524

5. COMMITMENTS AND CONTINGENCIES

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

    Additionally, in the normal course of business, Sunhawk.com may be subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Sunhawk.com is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Sunhawk.com Corporation beyond that provided in the Sunhawk.com's financial statements as of and for the three-month period ended December 31, 2000 would not be material to Sunhawk.com's financial position taken as a whole.

6. RELATED-PARTY TRANSACTIONS

NOTES PAYABLE TO SHAREHOLDER

    On August 17, 1999 and September 21, 1999, Sunhawk.com entered into note payable agreements in the amount of $80,000 and $210,000, respectively, with a shareholder. The notes are due on demand, and carry interest at the federal applicable short-term rate, or approximately 5%. Interest expense during the three-month periods ended December 31, 2000 and 1999 was $4,321 and $4,038, respectively.

    On February 2, 2001, the notes were combined and amended as one note payable in the amount of $300,000. The note incurs interest at a rate of 10% per annum and is due in monthly installments of $50,000. Upon payment of the final installment, the shareholder shall transfer to the Company for retirement 25,000 shares of the Company's common stock.

CONSULTING AGREEMENTS

    In February 2000, Sunhawk.com entered into Consulting Agreements with two newly appointed members of Sunhawk.com's advisory board. Pursuant to the Consulting Agreements, the advisory board members will provide consulting services to Sunhawk.com, including developing strategic alliances with third parties, and introduction to content owners who could benefit from Sunhawk.com's technology. As compensation for the services performed under the Consulting Agreement, the advisory board members were issued five-year warrants to purchase 225,000 shares of Sunhawk.com's common stock. 112,494 shares underlying the warrants are subject to Sunhawk.com's stock price achieving specific closing prices over a period of time. Both consulting agreements are subject to performance criteria and may be cancelled by providing sixty (60) days notice. Sunhawk.com has recorded compensation expense (as part of the estimated loss of its digital sheet music business) of approximately $743,000 for the quarter ended December 31, 2000 related to the 112,506 warrants that will be fully vested at the time the digital sheet music business operations are sold. The remaining 112,494 shares subject to Sunhawk.com's stock price achieving specific closing prices over a two year period have not been valued as issuance of such shares are currently considered remote. Once the shares are considered probable of issuance their fair value will be determined and amortized over the remaining service period, if any. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com and are exercisable at the initial public offering price of $12.00.

    On November 2, 2000, Sunhawk.com entered into a Consulting Agreement with a shareholder of Sunhawk.com. Pursuant to the Consulting Agreement, the shareholder will provide consulting services to Sunhawk.com over a two year period. As compensation for the services performed under the Consulting Agreement, the shareholder was issued a five-year warrant to purchase approximately 225,321 shares of Sunhawk.com's common stock. The vesting provision of all shares underlying this warrant are subject to the achievement of certain "market capitalization" thresholds over a two year period. As of December 31, 2000, are unvested and these warrants have not been valued as issuance of such shares are currently considered remote.

STOCK OPTIONS

    On November 2, 2000, the Company granted options to purchase 283,333 shares of common stock to employee shareholders of the Company for employment services under Sunhawk.com's 1996 employee stock option plan. As of December 31, 2000, none of the options had vested. The Company has not recorded stock compensation relating to the 283,333 option as the exercise price equaled the fair value of the stock on the date of grant.

8. SUBSEQUENT EVENTS

    On February 5, 2001, Sunhawk.com signed a non-binding letter of intent with A.N.N. Automation, Inc. ("A.N.N."), a privately-held, Southern California based company that produces and deploys digital video asset and resource management systems, currently for the news broadcast industry. The proposed transaction calls for Sunhawk.com to acquire all the outstanding stock of A.N.N. in exchange for 36% of Sunhawk.com's outstanding stock on a post-transaction basis, and up to an additional 10% of Sunhawk.com's stock if certain revenue targets are met. The transaction is subject to the completion of the sale of Sunhawk.com's digital sheet music business to Marlin Eller. Upon closing of the transaction, it is intended that the executive team of A.N.N. will assume leadership of the newly merged company. It is further intended that upon closing, Sunhawk.com will be renamed and operations will be based in Los Angeles, California and London, England.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Sunhawk.com Corporation was incorporated in August 1992 and began distributing and selling digital sheet music over the Internet in March 1997.

    In September 1996, we began selling CD-ROMs of the complete works of Scott Joplin, and in July 1997, we began selling CD-ROMs of Handel's Messiah, both containing digital sheet music in our Solero® format. In 1998, we established our strategic alliances and entered into contracts with Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing for the right to sell and distribute selected portions of their sheet music catalogs. Through December 31, 2000, the majority of our sales have been derived from the sale of digital or printed sheet music and CD-ROMs through our web site and from special promotions and services for our strategic partners.

    In November 2000, we acquired CCS, a company providing digital asset management and intellectual property infringement notification services—with particular focus on the Internet—on an industry-by-industry basis. CCS revenue is generated by entering into contracts with businesses to provide service for a period of time. The revenues from the contract are recognized ratably over the term of the contract.

    Our financial statements also reflect the operations of the digital music business as a discontinued operation. This was necessitated when, as a result of the acquisition of CCS, we modified our business strategy for 2001 (the "2001" Plan), which redirects our focus away from the digital sheet music business to provide global digital asset management services and indefinitely discontinue further development and marketing of digital sheet music and the Solero viewer, used to view, play, print and store sheet music in encrypted digital format. In February 2000, we entered into an agreement to sell the digital sheet music business to Marlin Eller, Sunhawk.com's President, and CEO.

    The operating results of the discontinued operations of the digital sheet music business have been segregated from continuing operations and these results have been reported as a separate line item on the statements of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

Continuing operations

    The only operations that existed prior to September 30, 2000 were from discontinued operations and therefore the results from continuing operations for the quarter ended December 31, 2000 are not directly comparable to prior periods.

    Sales from continuing operations are CCS revenue generated by entering into contracts with businesses to provide service for a period of time. The revenues from the contract are recognized ratably over the term of the contract.

    Cost of sales from continuing operations are direct labor and service costs related to providing the services of identifying, tracing, tracking and providing notice of intellectual property infringement to owners.

    Selling expenses consist primarily of advertising, marketing, payroll and payroll-related expenses. We expense all advertising costs as incurred. General and administrative expenses consist primarily of management salaries and expenses, insurance premiums, rent, telephone costs, travel expenses for general business, legal and professional fees, staff salaries, intangible asset amortization and other payroll expenses and other related expenses for general corporate functions.

    We incurred a net loss from continuing operations of $            for the three months ended December 31, 2000. Revenues were $25,000 and cost of goods sold were $            for the three months ended December 31, 2000.

    Selling, general and administrative expenses for the three months ended December 31, 2000, were $            . These costs consisted of significant payroll and consulting administrative expenses incurred related to refocusing on the digital asset management business and expanding the operations of CCS. Also included was intangible asset amortization of approximately $632,000.

Discontinued operations

    We incurred a loss from discontinued operations of $1,817,124 for the three months ended December 31, 2000 compared to a loss of $1,043,495 for the three months ended December 31, 1999. The increase was primarily due to increase in the digital sheet music business activity from the prior period and the recording of approximately $743,150 in stock compensation charges related to consultants during the quarter ended December 31, 2000. The loss on disposal of the digital sheet music business relates to the intended sale of the digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO. We recognized a loss on disposal of the digital sheet music business of $1,398,704, representing the excess of the carrying value of the assets sold and liabilities assumed over the fair value of the stock and consideration received. The loss on disposal of the digital sheet music business includes $182,746 of losses accrued through the estimated date of disposal.

LIQUIDITY AND CAPITAL RESOURCES

    We financed our operations from inception through February 2000 primarily with funds received from the sale of equity to and loans from the Eller and McConney 1995 Family Living Trust. In February 2000, we issued 1,610,000 shares of common stock in connection with our initial public offering, and received net proceeds (after expenses) of $15,445,635. The net proceeds have been used to fund production, leasehold improvements, equipment purchases, working capital, the hiring of key management personnel, general corporate purposes and the acquisition of CCS. As of December 31, 2000, we had cash of $1,247,734 and working capital of $3,529,508.

    Net cash used in operating activities totaled $1,039,167 for the three months ended December 31, 2000. There were no continuing operations that existed prior to September 30, 2000. With the acquisition of CCS, the net cash used in operating activities was primarily attributable to CCS operations and for related selling, general and administrative expenses in operating the digital asset management business.

    Net cash used in investing activities was $1,218,409 for the three months ended December 31, 2000 which was primarily cash paid for direct acquisition related costs of the CCS acquisition.

    Net cash used in discontinued operations was $1,116,126 for the three months ended December 31, 2000 compared to $10,357 for the three months ended December 31, 1999. The cash used in discontinued operations reflects the operations of the digital sheet music business which we have agreed to sell to Marlin Eller, Sunhawk.com's President and CEO.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

    In the normal course of business, Sunhawk.com Corporation may be subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Sunhawk.com Corporation is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Sunhawk.com Corporation beyond that provided in the Company's interim unaudited consolidated financial statements for the three months ended December 31, 2000 and 1999 would not be material to Sunhawk.com Corporation's financial position taken as a whole.

ITEM 2. CHANGES IN SECURITIES.

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

ITEM 5. OTHER INFORMATION.

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    EXHIBITS

    None

    REPORTS ON FORM 8-K

Date of Report	Item(s) Reported
January 10, 2001	Item 4. Changes in registrant's certifying accountant.
January 11, 2001	Item 5. Other events: Corporate restructuring.

STATEMENT ON AUDITING STANDARDS NO. 71, INTERIM FINANCIAL INFORMATION (SAS NO. 71)

    As of the date of the filing of the Form 10-QSB, a SAS No. 71 quarterly review of Interim Financial Information has not been completed on these unaudited consolidated financial statements.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNHAWK.COM CORPORATION (Registrant)
Date February 20, 2001	/s/ MARLIN ELLER Marlin Eller, Chief Executive Officer
Date February 20, 2001	/s/ TRICIA PARKS-HOLBROOK Tricia Parks-Holbrook, Chief Financial Officer

QuickLinks

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
APPLICABLE ONLY TO CORPORATE ISSUERS
SUNHAWK.COM CORPORATION TABLE OF CONTENTS Form 10-QSB
SUNHAWK.COM CORPORATION AND SUBSIDIARY Consolidated Balance Sheet
SUNHAWK.COM CORPORATION AND SUBSIDIARY Consolidated Statements of Operations (unaudited)
SUNHAWK.COM CORPORATION AND SUBSIDIARY Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
SUNHAWK.COM CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (unaudited)
SUNHAWK.COM CORPORATION AND SUBSIDIARY NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES