Form 10QSB/A
period 2000-12-31
SUNHAWK COM CORP
filed 2001-05-01
CIK 1088116

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 19, 2001 the registrant had 0 shares of preferred stock outstanding, 3,651,335 shares of common stock and 733,758 shares Class A common stock outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes / /  No /x/

SUNHAWK.COM CORPORATION
TABLE OF CONTENTS
Form 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUNHAWK.COM CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheet

(unaudited)

December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$1,747,734
Short-term investments	3,996,340
Accounts receivable	88,371
Other current assets	90,747

Total current assets	5,923,192

Property and equipment, net	238,170

Other assets:
Goodwill	10,074,399
Other purchased intangibles	1,046,073
Net assets of discontinued operations	3,725,000
Other assets	11,838

Total other assets	14,857,310

Total assets	$21,018,672

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Line of credit	$603,492
Accounts payable and accrued expenses	758,657
Amounts payable in connection with discontinued operations	1,192,476
Related party payable	200,000
Notes payable to shareholder	290,000
Accrued interest to shareholder	16,102

Total current liabilities	3,060,727
Payable to Eller McConney LLC	800,000
Shares subject to redemption option in connection with CCS acquisition	3,337,500
Shareholders' equity:
Preferred stock, no par value:
Authorized shares—10,000,000; outstanding shares—none	—
Common stock, no par value:
Authorized shares—30,000,000; outstanding shares—3,651,335 at December 31, 2000	27,109,700
Class A common stock, no par value:
Authorized shares—1,125,938; outstanding shares—None at December 31, 2000	—
Foreign currency translation adjustment	325,671
Accumulated deficit	(13,614,926)

Total shareholders' equity	13,820,445

Total liabilities and shareholders' equity	$21,018,672

See accompanying notes to condensed consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended December 31,
	2000	1999
Sales	$25,272	$—
Cost of goods sold	103,171

Gross loss	(77,899)	—
Selling, general and administrative	1,716,770	—

Loss from operations	(1,794,669)	—
Other income (expense), net	72,838	—

Net loss from continuing operations	(1,721,831)	—
Discontinued operations:
Loss from operations of discontinued digital sheet music business	(1,697,988)	(1,043,495)
Loss on disposal of digital sheet music business including provision of $342,476 for operating losses during phase-out period	(1,564,975)	—

Net loss	$(4,984,794)	$(1,043,495)

Net loss per share:
Basic and diluted	$(1.46)	$(0.82)

Weighted average common shares for net loss per share computations:
Basic and diluted	3,423,342	1,277,880

See accompanying notes to condensed consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Loss

(unaudited)

	Common Stock
			Shareholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Share	Amount
Balance, September 30, 2000	3,015,717	19,554,022	(8,630,132)	—	10,923,890
Issuance of shares of common stock to acquire CCS, net of costs	635,618	5,561,152	—	—	5,561,152
Issuance of warrants to purchase common stock to acquire CCS, net of costs		1,251,376			1,251,376
Stock warrant-based consulting expense		743,150			743,150
Comprehensive loss:
Foreign currency translation adjustment	—	—		325,671	325,671
Net loss	—	—	(4,984,794)	—	(4,984,794)

Total comprehensive loss					(4,659,123)

Balance, December 31, 2000	3,651,335	$27,109,700	$(13,614,926)	$325,671	13,820,445

See accompanying notes to condensed consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2000	1999
OPERATING ACTIVITIES
Net cash used in continuing operations	(1,011,745)	—
Net cash used in discontinued operations	(792,096)	(614,350)

Net cash used in operations	(1,803,841)	(614,350)
INVESTING ACTIVITIES
Purchases of property and equipment	(27,695)	(22,900)
Purchase of digital sheet music masters—discontinued operations	138,489	(54,815)
Cost of patents and trademarks—discontinued operations	(7,971)	(10,202)
Cash paid for acquisition, net of cash acquired	(1,165,052)	—

Net cash used in investing activities	(1,062,229)	(87,917)

FINANCING ACTIVITIES
Proceeds from line of credit—discontinued operations	—	900,000
Increase in deferred offering costs—discontinued operations	—	(208,090)

Net cash provided by financing activities	—	691,910

Effect of exchange rate changes on cash	(32,198)	—

Net decrease in cash	(2,898,268)	(10,357)
Cash at beginning of period	4,646,002	18,300

Cash at end of period	1,747,734	7,943

Supplemental disclosure of cash flow information—cash paid during the three months ended December 31 for:
Interest	15,255	10,842

Non-cash supplementary disclosure
Shares issued for acquisition of subsidiary	10,119,677	—

See accompanying notes to condensed consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

    As a part of the 2001 Plan, Sunhawk.com has decided to indefinitely discontinue further development and marketing of digital sheet music and the Solero viewer, used to view, play, print and store sheet music in encrypted digital format. In January 2001, the Board of Directors authorized the Company to sell its digital sheet music business to Marlin Eller, President and CEO of the Company (see note 4).

    The interim condensed consolidated financial statements reflect all normal and recurring adjustments which management considers necessary for a fair presentation of financial condition and results of operations as of the dates and for the periods presented hererin. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results of operations for any subsequent quarters or for the full fiscal year ended September 30, 2001.

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

COMPREHENSIVE INCOME

    For the quarter ended December 31, 2000, total comprehensive loss was $(4,659,123), which consisted of net loss of $(4,984,794) and foreign currency translation adjustment of $325,671. For the quarter ended December 31, 1999 total comprehensive loss was $(1,043,495), which equaled the net loss for the quarter.

USE OF ESTIMATES

    These financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that impact amounts reported in the financial statements and accompanying notes. Actual results could differ from those amounts reported and disclosed herein.

RECLASSIFICATIONS

    Certain balances have been reclassified to conform to current year presentation.

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

2. ACQUISITION OF COPYRIGHT CONTROL SERVICES, INC.

    On November 2, 2000, Sunhawk.com completed its acquisition of CCS (the "CCS acquisition") pursuant to a definitive share exchange agreement dated August 1, 2000, and amended August 16, 2000, September 29, 2000 and October 13, 2000. Under the terms of the agreement, Sunhawk.com acquired all the issued and outstanding capital stock of CCS in exchange for an aggregate of 733,760 shares of common stock, 733,758 shares of Class A common stock, and 483,420 warrants for common stock. The warrants were issued at a price per share of $0.0001 and are exercisable until 2005.

    The 733,758 shares of Class A common stock as well as the underlying shares for warrants to purchase 392,180 of the 483,420 shares of common stock were placed in a separate escrow and are to be either released to the CCS shareholders, or will revert back to Sunhawk.com, dependent upon the achievement of "market capitalization" thresholds of $100 million in 12 months, $125 million in 18 months and $150 million in 24 months.

    A total of 98,142 of the 733,760 shares of common stock and 1,858 of the 91,240 of the warrants to purchase common stock issued to the CCS shareholders were placed in a holdback escrow ("holdback shares") subject to release upon the completion of a post-closing balance sheet audit and resolution of certain contingencies. At December 31, 2000, such an audit had not been completed nor had the contingencies been resolved, accordingly, the holdback shares are not reflected in the accompanying consolidated financial statements.

    A total of 533,303 of the 733,760 shares of common stock issued to certain former CCS shareholders are subject to a side-agreement amongst the former CCS shareholders for settlement. As part of the side-agreement entered into at the time of the CCS acquisition, Sunhawk has granted a demand registration right to a former CCS shareholder, Copyright Ventures LLC. This right becomes effective after March 30, 2001 and allows Copyright Ventures to request that Sunhawk register a sufficient number of the 533,303 shares to satisfy the settlement amount denoted in the side-agreement of $3,337,500. In the event Sunhawk does not register the shares, Sunhawk may be required to redeem the shares for amounts up to a maximum of $3,337,500. Sunhawk has classified the maximum potential redemption amount of $3,337,500 as a liability since the requirement for the Company to register the securities is considered outside of Sunhawk's control.

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

    The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CCS have been included in Sunhawk.com's consolidated financial statements since November 2, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $10.3 million has been recorded as goodwill and is being amortized on a straight-line basis over three years.

    A summary of the CCS acquisition, excluding the contingent shares and warrants held in escrow, is as follows:

Common shares/warrants issued	725,002
Per share/warrant value	$14.00

Aggregate value ascribed to the share/warrant consideration to be currently accounted for	$10,150,028
Plus:
Transaction costs	1,301,998

Total consideration	$11,452,026

The purchase price allocation is as follows:
Net tangible assets	$55,921
Assembled and trained work force	230,000
Relationships with Internet Service Providers	445,000
Customer relationships	397,000
Goodwill	10,324,105

Total purchase price	$11,452,026

    The following unaudited pro forma financial information presents the combined results of continuing operations of Sunhawk.com and CCS as if the acquisition had occurred as of the beginning of October 1, 2000 and 1999 after giving effect to certain adjustments, including amortization of intangibles. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Sunhawk.com and CCS constituted a single entity during such periods.

	Three Months Ended December 31,
	2000	1999
Sales	$38,276	51,088
Cost of goods sold	(103,171)	(80,732)
Selling, general and administrative expense	(2,103,797)	(2,048,206)

Net loss	(2,095,173)	(2,094,079)
Net loss per share:
Basic and diluted	$(0.61)	(1.64)

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

4. OPERATING SEGMENTS

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Sunhawk.com's two operating segments are its digital music business and its recently acquired copyright security business (digital asset management). Prior to the CCS acquisition, Sunhawk.com considered its digital music business to be its sole operating segment; therefore, the operating results for the three months ended December 31, 1999 represent the digital music segment.

    The accounting policies of these operating segments are the same as those described in Sunhawk's annual report on Form 10-K for the fiscal year ended September 30, 2000.

    A summary of Sunhawk.com's operating segments is as follows:

	Three Months Ended December 31, 2000
	Digital Sheet Music	Digital Asset Management	Total
Sales	$60,233	$25,272	$85,505
Cost of good sold	117,586	103,171	220,757

Gross loss	(57,353)	(77,899)	(135,252)
Selling, general and administrative	1,640,635	1,716,770	3,357,405

Loss from operations	(1,697,988)	(1,794,669)	(3,492,657)
Other income (expense), net	—	72,838	72,838

Net loss from operations	$(1,697,988)	$(1,721,831)	$(3,419,819)

    The Company's revenue from external customers derived from sales within the United States consists of sales under the digital music segment for the quarter ended December 31, 2000. The Company's revenues from external customers derived from sales in all foreign countries consists of sales under the digital asset management segment for the quarter ended December 31, 2000. Long-lived assets located in the United States and all foreign countries totaled $3,725,000 and $11,370,480, respectively, as of December 31, 2000.

    On January 29, 2001, the board of directors approved an agreement to sell its digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO. The purchase price for the digital sheet music business consists of the return of 500,000 shares of the Company's common stock and the forgiveness of a note payable to Mr. Eller in the amount of $1,000,000 and cash to Mr. Eller of approximately $647,400. The sale is subject to shareholder approval. Upon the closing of the transaction, Mr. Eller will resign his position as an officer of Sunhawk. Under terms of the arrangement, the Company obtains a license to certain technology, which is renewable annually for a period of up to 25 years with an annual renewal fee of $100,000. The results of the digital sheet music business have been reported as discontinued operations. In connection with the discontinuance of the digital sheet music business, the Company recorded a loss on disposal of the business of $1,564,975.

    Operating results of the discontinued digital sheet music business are as follows:

	Three Months Ended December 31,
	2000	1999
Net sales	$60,233	$39,556
Net loss from discontinued operations	$(1,697,988)	$(1,043,495)

    Assets of the discontinued digital sheet music business are as follows:

December 31, 2000
Current assets	$54,552
Non-current assets	3,670,448

Net assets of discontinued operations	3,725,000

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

    Additionally, in the normal course of business, Sunhawk.com may be subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Sunhawk.com is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Sunhawk.com Corporation beyond that provided in the Sunhawk.com financial statements as of and for the three-month period ended December 31, 2000 would not be material to Sunhawk.com's financial position taken as a whole.

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

    On February 2, 2001 and in connection with the proposed sale of the digital sheet music business, the notes were combined and amended as one note payable in the amount of $290,000. The note incurs interest at a rate of 10% per annum and is due in monthly installments of $50,000. Upon payment of each installment, the shareholder shall transfer to Sunhawk.com for retirement 25,000 shares of common stock. These shares make up part of the 500,000 share consideration for the digital sheet music business.

CONSULTING AGREEMENTS

    In February 2000, Sunhawk.com entered into Consulting Agreements with two newly appointed members of Sunhawk.com's advisory board. Pursuant to the Consulting Agreements, the advisory board members will provide consulting services to Sunhawk.com, including developing strategic alliances with third parties, and introduction to content owners who could benefit from Sunhawk.com's technology. As compensation for the services performed under the Consulting Agreement, the advisory board members were issued five-year warrants to purchase 225,000 shares of Sunhawk.com's common stock. 112,494 shares underlying the warrants are subject to Sunhawk.com's stock price achieving specific closing prices over a period of time. Both consulting agreements are subject to performance criteria and may be cancelled by providing sixty (60) days notice. Sunhawk.com has recorded compensation expense (included as part of the estimated loss of its digital sheet music business) of approximately $743,000 for the quarter ended December 31, 2000 related to the 112,506 warrants that will be fully vested at the time the digital sheet music business operations are sold. The remaining 112,494 shares subject to Sunhawk.com's stock price achieving specific closing prices over a two year period have not been valued as issuance of such shares are currently considered remote. Once the shares are considered probable of issuance their fair value will be determined and amortized over the remaining service period, if any. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com and are exercisable at the initial public offering price of $12.00.

    On November 2, 2000, Sunhawk.com entered into a Consulting Agreement with a shareholder to provide advisory services to Sunhawk.com. Pursuant to the Consulting Agreement, the shareholder will provide consulting services to Sunhawk.com over a two year period. As compensation for the services performed under the Consulting Agreement, the shareholder was issued a five-year warrant to purchase approximately 225,321 shares of Sunhawk.com's common stock. The vesting provision of all shares underlying this warrant are subject to the achievement of certain "market capitalization" thresholds over a two year period. As of December 31, 2000, these warrants are unvested and have not been valued as issuance of such shares are currently considered remote.

STOCK OPTIONS

    On November 2, 2000, the Company granted options to purchase 283,333 shares of common stock to Marlin Eller, CEO and President of Sunhawk.com for employment services under Sunhawk.com's 1996 employee stock option plan as part of the share exchange agreement with CCS. The Company has not recorded stock compensation relating to the options as the exercise price equaled the fair value of the stock on the date of grant.

7. SUBSEQUENT EVENTS

    In March 2001, Sunhawk.com signed a merger agreement with A.N.N. Automation, Inc. ("A.N.N."), a privately-held, Southern California based company that produces and deploys digital video asset and resource management systems, currently for the news broadcast industry. The proposed transaction calls for Sunhawk.com to acquire all the outstanding stock of A.N.N. in exchange for 36% of Sunhawk.com's outstanding stock on a post-transaction basis, and up to an additional 10% of Sunhawk.com's stock if certain revenue targets are met. The transaction is subject to the completion of the sale of Sunhawk.com's digital sheet music business to Marlin Eller. Upon closing of the transaction, it is intended that the executive team of A.N.N. will assume leadership of the newly merged company. It is further intended that upon closing, Sunhawk.com will be renamed and operations will be based in Los Angeles, California and London, England.

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

    In November 2000, we acquired CCS, a company providing digital asset management and intellectual property infringement notification services—with particular focus on the Internet—on an industry-by-industry basis. CCS revenue is generated by entering into contracts with businesses to provide services for a period of time. Revenues from contracts are recognized ratably over the term of the contract.

    Our financial statements also reflect the operations of the digital music business as a discontinued operation. This was necessitated when, as a result of the acquisition of CCS, we modified our business strategy for 2001 (the "2001 Plan"), which redirects our focus away from the digital sheet music business to provide global digital asset management services and indefinitely discontinue further development and marketing of digital sheet music and the Solero viewer, used to view, play, print and store sheet music in encrypted digital format. In February 2000, we entered into an agreement to sell the digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO.

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

    Sales from continuing operations are CCS revenue generated by entering into contracts with businesses to provide services for a period of time. The revenues from contracts are recognized ratably over the term of the contract.

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

    We incurred a net loss from continuing operations of $1,721,831 for the three months ended December 31, 2000. Revenues were $25,272 and cost of goods sold were $103,171 for the three months ended December 31, 2000.

    Selling, general and administrative expenses for the three months ended December 31, 2000, were $1,716,770. These costs consisted of significant payroll and consulting administrative expenses incurred related to refocusing on the digital asset management business and expanding the operations of CCS. Also included was amortization of approximately $642,000 related to goodwill and identifiable intangible assets obtained in the CCS acquisition.

Discontinued operations

    We incurred a loss from discontinued operations of $1,697,988 for the three months ended December 31, 2000 compared to a loss of $1,043,495 for the three months ended December 31, 1999. The increase was primarily due to increase in the digital sheet music business activity from the prior period and the recording of approximately $743,150 in stock compensation charges related to consultants during the quarter ended December 31, 2000. The loss on disposal of the digital sheet music business relates to the intended sale of the digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO. We recognized a loss on disposal of the digital sheet music business of $1,564,975, representing the excess of the carrying value of the assets to be sold and liabilities assumed over the fair value of the stock and consideration received. The loss on disposal of the digital sheet music business includes $342,476 of losses accrued through the estimated date of disposal.

LIQUIDITY AND CAPITAL RESOURCES

    We financed our operations from inception through February 2000 primarily with funds received from the sale of equity to and loans from the Eller and McConney 1995 Family Living Trust. In February 2000, we issued 1,610,000 shares of common stock in connection with our initial public offering, and received net proceeds (after expenses) of $15,445,635. The net proceeds have been used to fund production, leasehold improvements, equipment purchases, working capital, the hiring of key management personnel, general corporate purposes and the acquisition of CCS. As of December 31, 2000, we had cash of $1,747,734 and working capital of $2,862,465.

    Net cash used in continuing operating activities totaled $1,011,745 for the three months ended December 31, 2000. There were no continuing operations that existed prior to September 30, 2000. With the acquisition of CCS, the net cash used in continuing operating activities was primarily attributable to CCS operations and related selling, general and administrative expenses in operating the digital asset management business.

    Cash paid for direct acquisition related costs of the CCS acquisition totaled $1,165,052 and constituted the majority of net cash used in investing activities for the three months ended December 31, 2000.

    Net cash used in discontinued operations was $792,096 for the three months ended December 31, 2000 compared to net cash used of $614,350 for the three months ended December 31, 1999. The cash provided by and used in discontinued operations reflects the operations of the digital sheet music business which we have agreed to sell to Marlin Eller, Sunhawk.com's President and CEO.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    We are a party to litigation in connection with Sunhawk.com's recent acquisition of CCS. On December 22, 2000, Copyright Ventures, LLC ("Copyright Ventures"), a former shareholder of CCS, informed Sunhawk.com that it will not release or waive any rights or claims it has or may have against Sunhawk.com and CCS pursuant to (i) a Side Letter agreement dated June 26, 2000, (ii) a "supplemental letter" dated August 1, 2000, and (iii) an agreement simply entitled "Agreement" dated October 31, 2000 for payment of a $2,225,000 (to increase to $3,337,500 on January 1, 2001) "priority return" for the purchase of $1,112,500 of CCS Series A Preferred Stock, at $1.00 per share, in June 2000. Additionally, Copyright Ventures stated that it would bring a cause of action against CCS to enforce payment for at least $1,112,500 of the "priority return."

    On December 22, 2000, Sunhawk.com and CCS stated that they will not accept liability for any part of the "priority return" allegedly owed to Copyright Ventures. At present, therefore, we continue to seek a resolution with Copyright Ventures. The ultimate outcome of this matter cannot be determined at this time.

    In the normal course of business, Sunhawk.com Corporation may be subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Sunhawk.com Corporation is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Sunhawk.com Corporation beyond that provided in our interim unaudited consolidated financial statements for the three months ended December 31, 2000 and 1999 would not be material to Sunhawk.com Corporation's financial position taken as a whole.

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

ITEM 5. OTHER INFORMATION.

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    EXHIBITS

    None

    REPORTS ON FORM 8-K

Date of Report	Item(s) Reported
January 10, 2001	Item 4. Changes in registrant's certifying accountant.
January 11, 2001	Item 5. Other events: Corporate restructuring.
February 22, 2001	Item 5. Other events: Asset sale and acquisition of A.N.N. Automation, Inc.
February 28, 2001	Item 7. Financial statements and exhibits.
April 3, 2001	Item 4. Changes in registrant's certifying accountant.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNHAWK.COM CORPORATION (Registrant)
Date May 1, 2001	/s/ MARLIN ELLER Marlin Eller, Chief Executive Officer
Date May 1, 2001	/s/ TRICIA PARKS-HOLBROOK Tricia Parks-Holbrook, Chief Financial Officer

QuickLinks

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
APPLICABLE ONLY TO CORPORATE ISSUERS
SUNHAWK.COM CORPORATION TABLE OF CONTENTS Form 10-QSB
SUNHAWK.COM CORPORATION AND SUBSIDIARY Condensed Consolidated Balance Sheet (unaudited)
SUNHAWK.COM CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Operations (unaudited)
SUNHAWK.COM CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Loss (unaudited)
SUNHAWK.COM CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (unaudited)
SUNHAWK.COM CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SIGNATURES