Form 10QSB
period 2001-03-31
SUNHAWK COM CORP
filed 2001-05-21
CIK 1088116

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2001

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 21, 2001 the registrant had 0 shares of preferred stock outstanding, 3,656,080 shares of common stock and 733,758 shares Class A common stock outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes / /  No /x/

SUNHAWK.COM CORPORATION
TABLE OF CONTENTS
Form 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUNHAWK.COM CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheet
(unaudited)

March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,024,999
Short-term investments	1,996,310
Accounts receivable	47,650
Prepaid expenses	142,619
Other current assets	116,376

Total current assets	4,327,954

Property and equipment, net	214,832
Other assets:
Goodwill	8,707,029
Other purchased intangibles	904,096
Net assets of discontinued operations	3,784,268
Other assets	84,202

Total other assets	13,479,595

Total assets	$18,022,381

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$603,492
Accounts payable and accrued expenses	469,199
Amounts payable in connection with discontinued operations	1,742,285
Related party payable	200,000
Notes payable to shareholder	290,000
Accrued interest to shareholder	19,434

Total current liabilities	3,324,410
Payable to Eller McConney LLC	800,000
Shares subject to redemption option in connection with CCS acquisition	3,337,500
Shareholders' equity:
Preferred stock, no par value:
Authorized shares—10,000,000; outstanding shares—none	—
Common stock, no par value:
Authorized shares—30,000,000; outstanding shares—3,656,080 at March 31, 2001	27,109,700
Class A common stock, no par value:
Authorized shares—1,125,938; outstanding shares—None at March 31, 2001	—
Foreign currency translation adjustment	(263,928)
Accumulated deficit	(16,285,301)

Total shareholders' equity	10,560,471

Total liabilities and shareholders' equity	$18,022,381

See accompanying notes to condensed consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2001	2000	2001	2000
Sales	$43,593	$—	$68,865	$—
Cost of goods sold	116,811		219,982	—

Gross loss	(73,218)	—	(151,117)	—
Selling, general and administrative	1,770,652	—	3,487,422	—

Loss from operations	(1,843,870)	—	(3,638,539)	—
Other income, net	155,754	—	228,592	—

Net loss from continuing operations	(1,688,116)	—	(3,409,947)	—
Discontinued operations:
Loss from operations of discontinued digital sheet music business	—	(2,163,910)	(1,697,988)	(3,207,405)
Loss on disposal of digital sheet music business including provision of $631,459 and $1,078,935 for operating losses during phase-out period over the three and six months ended March 31, 2001, respectively	(982,259)	—	(2,547,234)	—

Net loss	$(2,670,375)	$(2,163,910)	$(7,655,169)	$(3,207,405)

Net loss from continuing operations per share:
Basic and diluted	$(0.46)	$—	$(0.96)	$—
Net loss from discontinued operations per share:
Basic and diluted	$(0.27)	$(1.00)	$(1.20)	$(1.79)
Net loss per share:
Basic and diluted	$(.73)	$(1.00)	$(2.16)	$(1.79)

Weighted average common shares for net loss per share computations:
Basic and diluted	3,656,080	2,171,670	3,539,970	1,795,282

See accompanying notes to condensed consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Loss
(unaudited)

	Common Stock
			Shareholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance, September 30, 2000	3,015,717	19,554,022	(8,630,132)	—	10,923,890
Issuance of shares of common stock to acquire CCS, net of costs	640,363	5,627,582	—	—	5,627,582
Issuance of warrants to purchase common stock to acquire CCS, net of costs	—	1,184,946	—	—	1,184,946
Stock warrant based consulting expense	—	743,150	—	—	743,150
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(263,928)	(263,928)
Net loss	—	—	(7,655,169)	—	(7,655,169)
Total comprehensive loss					(7,919,097)

Balance, March 31, 2001	3,656,080	$27,109,700	$(16,285,301)	$(263,928)	10,560,471

See accompanying notes to condensed consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net cash used in continuing operations	(913,069)	—
Net cash used in discontinued operating activities	(2,498,040)	(3,089,574)

Net cash and cash equivalents used in operations	(3,411,109)	(3,089,574)
INVESTING ACTIVITIES
Purchases of property and equipment	(139,487)	(177,647)
Purchase of digital sheet music masters—discontinued operations	138,489	(92,945)
Cost of patents and trademarks—discontinued operations	(7,971)	(13,207)
Purchase of investments	—	(3,022,758)
Maturity of investments	2,000,000	—
Cash paid for acquisition, net of cash acquired	(1,139,223)	—

Net cash and cash equivalents provided by (used in) investing activities	851,808	(3,306,557)
FINANCING ACTIVITIES
Proceeds from line of credit—discontinued operations	—	900,000
Payments on line of credit—discontinued operations	—	(400,000)
Proceeds from issuance of common stock, net of offering costs	—	16,471,017

Net cash and cash equivalents provided by financing activities	—	16,971,017
Effect of exchange rate changes on cash	(61,702)	—

Net increase (decrease) in cash and cash equivalents	(2,621,003)	10,574,886
Cash and cash equivalents at beginning of period	4,646,002	18,300

Cash and cash equivalents at end of period	2,024,999	10,593,186

Supplemental disclosure of cash flow information—cash paid during the six months ended March 31 for:
Interest	29,487	27,764

Non-cash supplementary disclosure:
Shares and warrants issued or to be issued for acquisition of subsidiary	10,212,090	—
Reclassification of Deferred offering costs to common stock	—	1,063,095
Prepayment of digital sheet music master to Eller McConney LLC	—	1,000,000

See accompanying notes to condensed consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Sunhawk.com Corporation ("Sunhawk.com") was incorporated in the state of Washington on August 20, 1992. Through October 31, 2000, Sunhawk.com primarily sold interactive digital sheet music in its proprietary format and traditional printed sheet music on its Internet retail site at http://www.sunhawk.com. Sunhawk.com's internally developed proprietary technology solution for digital products, Solero®, allows customers to view, play, print and store the encrypted digital sheet music. This technology can also be applied to other proprietary digital content. Sunhawk.com also sells its technology solutions to owners of proprietary digital products interested in selling their content over the Internet.

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

    The interim condensed consolidated financial statements reflect all normal and recurring adjustments which management considers necessary for a fair presentation of financial condition and results of operations as of the dates and for the periods presented hererin. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results of operations for any subsequent quarters or for the full fiscal year ending September 30, 2001.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with Sunhawk.com's annual report for the fiscal year ending September 30, 2000.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of Sunhawk.com Corporation and its wholly-owned subsidiary, Corporate Control Services, Inc. The operations of CCS since the date of acquisition have been included in the consolidated operating results. All material intercompany balances and transactions have been eliminated in consolidation.

NET LOSS PER SHARE

    Net loss per common share is based on the weighted-average number of common shares outstanding during the periods. The increase in the weighted average number of shares from September 30, 2000 to March 31, 2001 is primarily due to the issuance of 640,363 common shares for the CCS acquisition. For the three and six months ended March 31, 2001 and 2000, options and warrants to acquire 961,773 shares and 17,392 shares of common stock, respectively, and have been excluded from the computation of net loss per common share because their impact would be antidilutive.

COMPREHENSIVE INCOME

    For the three months ended March 31, 2001, total comprehensive loss was $3,259,974, which consisted of net loss of $2,670,375 and foreign currency translation adjustment of $589,599. For the three months ended March 31, 2000, total comprehensive loss was $2,163,910, which equaled net loss for the quarter.

    For the six months ended March 31, 2001, total comprehensive loss was $7,919,097, which consisted of net loss of $7,655,169 and foreign currency translation adjustment of $263,928. For the six months ended March 31, 2000 total comprehensive loss was $3,207,405, which equaled the net loss for the period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS 137, was adopted by the Company on October 1, 2000. The adoption of this statement did not impact Sunhawk.com's consolidated financial statements as Sunhawk.com does not currently hold any derivative instruments.

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

    A total of 93,397 of the 733,760 shares of common stock and 2,168 of the 91,240 of the warrants to purchase common stock issued to the CCS shareholders were placed in a holdback escrow ("holdback shares") subject to release upon the completion of a post-closing balance sheet audit and resolution of certain contingencies. At March 31, 2001, such contingencies had not been resolved, accordingly, the holdback shares are not reflected in the accompanying consolidated financial statements.

    A total of approximately 533,000 of the 733,760 shares of common stock issued to certain former CCS shareholders are subject to a side-agreement amongst the former CCS shareholders for settlement. As part of the side-agreement entered into at the time of the CCS acquisition, Sunhawk has granted a demand registration right to a former CCS shareholder, Copyright Ventures LLC. This right becomes effective after March 30, 2001 and allows Copyright Ventures to request that Sunhawk register a sufficient number of the approximately 533,000 shares to satisfy the settlement amount denoted in the side-agreement of $3,337,500. In the event Sunhawk does not register the shares, Sunhawk may be required to redeem the shares for amounts up to a maximum of $3,337,500. Sunhawk has classified the maximum potential redemption amount of $3,337,500 as a liability since the requirement for the Company to register the securities is considered outside of Sunhawk's control (see note 8).

    For accounting purposes, and therefore as reflected in the accompanying financial statements, the 640,363 shares of common stock and 89,072 warrants to purchase common stock that were not placed in the holdback or market capitalization escrow are included in the consideration for the acquisition. The shares of Class A common stock and the remaining warrants held in escrow will not be recorded as additional consideration for the CCS acquisition until or unless the market capitalization thresholds are achieved. As of March 31, 2001, such market capitalization thresholds had not been achieved. Accordingly, such shares are not reflected in the accompanying consolidated financial statements.

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

    A summary of the CCS acquisition, excluding the contingent shares and warrants held in escrow, is as follows:

Common shares/warrants issued	729,435
Per share/warrant value	$14.00

Aggregate value ascribed to the share/warrant consideration to be currently accounted for	$10,212,090
Plus:
Transaction costs	1,239,936

Total consideration	$11,452,026

The purchase price allocation is as follows:
Net tangible assets	$55,921
Assembled and trained work force	230,000
Relationships with Internet Service Providers	445,000
Customer relationships	397,000
Goodwill	10,324,105

Total purchase price	$11,452,026

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Sales	$43,593	$124,709	$81,869	$204,865
Cost of goods sold	(116,811)	(267,519)	(252,429)	(304,254)
Selling, general and administrative expense	(1,770,652)	(3,489,788)	(3,528,691)	(4,395,880)

Net loss	(1,843,870)	(3,632,598)	(3,699,251)	(4,854,436)

Net loss per share:
Basic and diluted	$(0.50)	$(1.67)	$(1.01)	$(1.99)

Weighted average shares for net loss per share computations:
Basic and diluted	3,656,080	2,171,670	3,656,080	2,435,645

3. CLASS A COMMON STOCK

    Effective October 25, 2000, the shareholders of the Company voted to amend the Articles of Incorporation in order to create a new class of common stock to be known as Class A Common Stock and authorized 1,125,938 shares to be available for issuance. The Class A Common Stock has 1/20th the voting power of the Company's common stock. At March 31, 2001, 733,758 shares of Class A Common Stock have been issued and are held in escrow in relation to the CCS acquisition.

4. OPERATING SEGMENTS

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Sunhawk.com's two operating segments are its digital music business and its recently acquired copyright security business (digital asset management). Prior to the CCS acquisition, Sunhawk.com considered its digital music business to be its sole operating segment; therefore, the operating results for the six months ended March 31, 2000 represent the digital music segment.

    The accounting policies of these operating segments are the same as those described in Sunhawk's annual report for the fiscal year ended September 30, 2000.

    A summary of Sunhawk.com's operating segments is as follows:

	Three Months Ended March 31, 2001
	Digital Sheet Music	Digital Asset Management	Corporate Overhead	Total
Sales	$—	$43,593	$—	$43,593
Cost of good sold	—	116,811	—	116,811

Gross loss	—	(73,218)	—	(73,218)
Selling, general and administrative	—	(1,308,148)	(462,504)	(1,770,652)

Loss from operations	—	(1,381,366)	(462,504)	(1,843,870)
Other income (expense), net	—	—	155,754	155,754

Net loss from operations	$—	$(1,381,366)	$(306,750)	$(1,688,116)

	Six Months Ended March 31, 2001
	Digital Sheet Music	Digital Asset Management	Corporate Overhead	Total
Sales	$60,233	$68,865	$—	$129,098
Cost of good sold	117,586	219,982	—	337,568

Gross loss	(57,353)	(151,117)	—	(208,470)
Selling, general and administrative	(1,640,635)	(2,170,152)	(1,317,270)	(5,128,057)

Loss from operations	(1,697,988)	(2,321,269)	(1,317,270)	(5,336,527)
Other income (expense), net	—	—	228,592	228,592

Net loss from operations	$(1,697,988)	$(2,321,269)	$(1,088,678)	$(5,107,935)

    The Company's revenue from external customers derived from sales within the United States consists of sales under the digital music segment for the three and six-month periods ended March 31, 2001. The Company's revenues from external customers derived from sales in all foreign countries consists of sales under the digital asset management segment for three and six-month periods ended March 31, 2001. Long-lived assets located in the United States and all foreign countries totaled $3,784,268 and $9,910,159, respectively, as of March 31, 2001.

    On January 29, 2001, the board of directors approved an agreement to sell its digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO. The purchase price for the digital sheet music business consists of the return of 500,000 shares of the Company's common stock and the forgiveness of a note payable to Mr. Eller in the amount of $1,000,000 and cash to Mr. Eller of approximately $647,400. The sale is subject to shareholder approval. Upon the closing of the transaction, Mr. Eller will resign his position as an officer of Sunhawk. Under terms of the arrangement, the Company obtains a license to certain technology, which is renewable annually for a period of up to 25 years with an annual renewal fee of $100,000. The results of the digital sheet music business have been reported as discontinued operations. In connection with the discontinuance of the digital sheet music business, the Company recorded a loss on disposal of the business of $982,259 and $2,547,234 for the three and six months ended March 31, 2001. The additional loss on disposal of $982,259 consists of warrants to be issued at the close of the asset sale valued at $350,800 and $631,459 additional losses incurred or to be incurred above the initial estimate of $382,476, resulting from an extension of the expected transaction closing date from June 30 to August 31, 2001.

    Operating results of the discontinued digital sheet music business are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Net sales	$—	$58,377	$60,233	$97,933
Net loss from discontinued operations	$—	$(2,163,910)	$(1,697,988)	$(3,207,405)

    Assets of the discontinued digital sheet music business are as follows:

March 31, 2001
Current assets	$46,847
Non-current assets	3,737,421

Net assets of discontinued operations	3,784,268

    Liabilities of the discontinued digital sheet music business are as follows:

Current liabilities	$1,391,485
Non-current liabilities	350,800

Payments for discontinued operations	1,742,285

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

    On December 22, 2000, Sunhawk.com and CCS stated that they will not accept liability for any part of the "priority return" allegedly owed to Copyright Ventures. On May 4, 2001, Sunhawk.com was informed that Copyright Venture's Petition to Compel Arbitration was denied and therefore Sunhawk.com will no longer be a party to any arbitration proceedings that Copyright Ventures brings in regards to the "Agreement" dated October 31, 2000. At present, therefore, we continue to seek a resolution with Copyright Ventures. The ultimate outcome of this matter cannot be determined at this time.

    Additionally, in the normal course of business, Sunhawk.com may be subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Sunhawk.com is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2001. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Sunhawk.com Corporation beyond that provided in the Sunhawk.com financial statements as of and for the six-month period ended March 31, 2001 would not be material to Sunhawk.com's financial position taken as a whole.

6. RELATED-PARTY TRANSACTIONS

NOTES PAYABLE TO SHAREHOLDER

    On August 17, 1999 and September 21, 1999, Sunhawk.com entered into note payable agreements in the amount of $80,000 and $210,000, respectively, with a shareholder. The notes are due on demand, and carry interest at the federal applicable short-term rate, or approximately 5%. Interest expense during the three-month periods ended March 31, 2001 and 2000 was $3,333 and $5,115, respectively while interest expense during the six-month periods ended March 31, 2001 and 2000 was $6,654 and $10,594, respectively.

    On February 2, 2001 and in connection with the proposed sale of the digital sheet music business, the notes were combined and amended as one note payable in the amount of $290,000 plus accrued interest. The note incurs interest at a rate of 10% per annum and is due in monthly installments of $50,000. Upon payment of each installment, the shareholder shall transfer to Sunhawk.com for retirement 25,000 shares of common stock. These shares make up part of the 500,000 share consideration for the digital sheet music business.

CONSULTING AGREEMENTS

    In February 2000, Sunhawk.com entered into Consulting Agreements with a member of its advisory board and a member of its Board of Directors. Pursuant to the Consulting Agreements, the advisory board members will provide consulting services to Sunhawk.com, including developing strategic alliances with third parties, and introduction to content owners who could benefit from Sunhawk.com's technology. As compensation for the services performed under the Consulting Agreement, they were issued five-year warrants to purchase 225,000 shares of Sunhawk.com's common stock. 112,494 shares underlying the warrants are subject to Sunhawk.com's stock price achieving specific closing prices over a period of time. Both consulting agreements are subject to performance criteria and may be cancelled by providing sixty (60) days notice. Sunhawk.com has recorded compensation expense (included as part of the estimated loss of its digital sheet music business) of approximately $743,000 for the six months ended March 31, 2001 related to the 112,506 warrants that will be fully vested at the time the digital sheet music business operations are sold. The remaining 112,494 shares subject to Sunhawk.com's stock price achieving specific closing prices over a two year period have not been valued as issuance of such shares are currently considered remote. Once the shares are considered probable of issuance their fair value will be determined and amortized over the remaining service period, if any. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Sunhawk.com and are exercisable at the initial public offering price of $12.00.

    On November 2, 2000, Sunhawk.com entered into a Consulting Agreement with a shareholder to provide advisory services to Sunhawk.com. Pursuant to the Consulting Agreement, the shareholder will provide consulting services to Sunhawk.com over a two year period. As compensation for the services performed under the Consulting Agreement, the shareholder was issued a five-year warrant to purchase approximately 225,321 shares of Sunhawk.com's common stock. The vesting provision of all shares underlying this warrant are subject to the achievement of certain "market capitalization" thresholds over a two year period. As of March 31, 2001, these warrants are unvested and have not been valued as issuance of such shares are currently considered remote.

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

7. OTHER

    In March 2001 and later amended and restated in April, Sunhawk.com signed a merger agreement with A.N.N. Automation, Inc. ("A.N.N."), a privately-held, Southern California based company that produces and deploys digital video asset and resource management systems, currently for the news broadcast industry. The proposed transaction calls for Sunhawk.com to acquire all the outstanding stock of A.N.N. in exchange for 36% of Sunhawk.com's outstanding stock on a post-transaction basis, and up to an additional 10% of Sunhawk.com's stock if certain revenue targets are met. The transaction is subject to the completion of the sale of Sunhawk.com's digital sheet music business to Marlin Eller. Upon closing of the transaction, it is intended that the executive team of A.N.N. will assume leadership of the newly merged company. It is further intended that upon closing, Sunhawk.com will be renamed and operations will be based in Los Angeles, California and London, England.

8. SUBSEQUENT EVENTS

    During April 2001, Sunhawk.com entered into three separate note payable agreements with A.N.N. totaling $560,0000. Each note bears interest at 8% per annum and the total note amount will be cancelled as part of the consideration paid for the merger between Sunhawk.com and A.N.N

    On May 2, 2001, Sunhawk.com filed with the Securities and Exchange Commisssion an SB-2 Registration Statement whereby it registered approximately 533,000 shares of its common stock on behalf of certain selling shareholders that were obtained in connection with Sunhawk.com's acquisition of CCS in November 2000.

9. OPERATIONS AND FINANCING

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $7,655,169 and has an accumulated deficit of $16,285,301 as of and for the six month period ended March 31, 2001.

    Management of the Company has focused efforts recently on its acquisition of CCS and the proposed merger with A.N.N. Automation, Inc. ("ANN"). As part of these efforts, the Company's intention is to secure an increased number and amount of service contracts and through the acquisition of ANN, improve operating efficiencies and increase sales levels. The Company expects to incur additional expenditures as a result of these acquisitions. There can be no assurance that the Company will be able to obtain additional service contracts, improve operating efficiencies or increase sales levels.

    The Company anticipates that additional capital will be expended to fund continued development efforts and to support anticipated future growth. As a result, it is expected that cash will be used in operations. The Company expects that accounts receivable will increase to the extent revenues rise. Any such increase that occurs at the same time or at a greater rate than increases in revenue can be expected to reduce cash and cash equivalents. The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet working capital requirements through fiscal 2001. However, additional funding, if needed, may not be available on acceptable terms, if at all. The Company's ability to grow, implement business strategies and continue operations may be limited if additional financing on acceptable terms or increased revenues are not obtained.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Sunhawk.com Corporation was incorporated in August 1992 and began distributing and selling digital sheet music over the Internet in March 1997.

    In September 1996, we began selling CD-ROMs of the complete works of Scott Joplin, and in July 1997, we began selling CD-ROMs of Handel's Messiah, both containing digital sheet music in our Solero® format. In 1998, we established our strategic alliances and entered into contracts with Warner Bros. Publications U.S. Inc. and EMI Christian Music Publishing for the right to sell and distribute selected portions of their sheet music catalogs. Through March 31, 2001, the majority of our sales have been derived from the sale of digital or printed sheet music and CD-ROMs through our web site and from special promotions and services for our strategic partners.

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

    Our financial statements also reflect the operations of the digital sheet music business as a discontinued operation. This was necessitated when, as a result of the acquisition of CCS, we modified our business strategy for 2001 (the "2001 Plan"), which redirects our focus away from the digital sheet music business to provide global digital asset management services and indefinitely discontinue further development and marketing of digital sheet music and the Solero viewer, used to view, play, print and store sheet music in encrypted digital format. In February 2001, we entered into an agreement to sell the digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO.

    The operating results of the discontinued operations of the digital sheet music business have been segregated from continuing operations and these results have been reported as a separate line item on the statements of operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2000

Continuing operations

    The only operations that existed prior to September 30, 2000 were from discontinued operations and therefore the results from continuing operations for the six months ended March 31, 2001 are not directly comparable to prior periods.

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

    We incurred a net loss from continuing operations of $3,409,947 for the six months ended March 31, 2001. Revenues were $68,865 and cost of goods sold were $219,982 for the six months ended March 31, 2001.

    Selling, general and administrative expenses for the six months ended March 31, 2001, were $3,487,422. These costs consisted of significant payroll and consulting administrative expenses incurred related to refocusing on the digital asset management business and expanding the operations of CCS. Also included was amortization of approximately $1,583,000 related to goodwill and identifiable intangible assets obtained in the CCS acquisition.

Going forward, we will continue to allocate resources to CCS as part of continuing operations. However, Mangement believes that expenses incurred to maintain CCS operations will decrease given an expected increase of operating efficiencies resulting from a Company-wide cost saving initiative. Additionally, if the proposed merger with ANN is accepted by the shareholders, we expect to incur additional expenses as a result of this acquisition.

Discontinued operations

    We incurred a loss from discontinued operations of $1,697,988 for the six months ended March 31, 2001 compared to a loss of $3,207,405 for the six months ended March 31, 2000. The decrease was primarily due to a decrease in the digital sheet music business activity from the prior period. The loss on disposal of the digital sheet music business relates to the intended sale of the digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO. We recognized a loss on disposal of the digital sheet music business of $2,547,234, representing the excess of the carrying value of the assets to be sold and liabilities assumed over the fair value of the stock and consideration received and including $1,078,935 of losses accrued through the estimated date of disposal. The additional loss on disposal of $982,259 consists of warrants to be issued at the close of the asset sale valued at $350,800 and $631,459 additional losses incurred or to be incurred above the initial estimate of $382,476, resulting from an extension of the expected transaction closing date from June 30 to August 31, 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Continuing operations

    The only operations that existed prior to September 30, 2000 were from discontinued operations and therefore the results from continuing operations for the three months ended March 31, 2001 are not directly comparable to prior periods.

    We incurred a net loss from continuing operations of $1,688,116 for the three months ended March 31, 2001. Revenues were $43,593 and cost of goods sold were $116,811 for the three months ended March 31, 2001.

    Selling, general and administrative expenses for the three months ended March 31, 2001, were $1,770,652. These costs consisted of significant payroll and consulting administrative expenses incurred related to refocusing on the digital asset management business and expanding the operations of CCS. Also included was amortization of approximately $959,000 related to goodwill and identifiable intangible assets obtained in the CCS acquisition.

Going forward, we will continue to allocate resources to CCS as part of continuing operations. However, Mangement believes that expenses incurred to maintain CCS operations will decrease given an expected increase of operating efficiencies resulting from a Company-wide cost saving initiative. Additionally, if the proposed merger with ANN is accepted by the shareholders, we expect to incur additional expenses as a result of this acquisition.

Discontinued operations

    We incurred a loss from discontinued operations of $0 for the three months ended March 31, 2001 compared to a loss of $2,163,910 for the three months ended March 31, 2000. The decrease was primarily due to the digital sheet music business being discontinued during the current period. The loss on disposal of the digital sheet music business relates to the intended sale of the digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO. We recognized a loss on disposal of the digital sheet music business of $982,259, representing the excess of the carrying value of the assets to be sold and liabilities assumed over the fair value of the stock and consideration received. The loss on disposal of the digital sheet music business includes approximately $1,429,735 of losses accrued through the estimated date of disposal. The additional loss on disposal of $982,259 consists of warrants to be granted at the close of the asset sale valued at $350,800 and $631,459 additional losses incurred or to be incurred above the initial estimate of $382,476, resulting from an extension of the expected transaction closing date from June 30 to August 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    We financed our operations from inception through February 2000 primarily with funds received from the sale of equity to and loans from the Eller and McConney 1995 Family Living Trust. In February 2000, we issued 1,610,000 shares of common stock in connection with our initial public offering, and received net proceeds (after expenses) of $15,445,635. The net proceeds have been used to fund production, leasehold improvements, equipment purchases, working capital, the hiring of key management personnel, general corporate purposes and the acquisition of CCS. As of March 31, 2001, we had cash and cash equivalents of $2,024,999 and working capital of $1,003,544.

    Net cash used in continuing operating activities totaled $913,069 for the six months ended March 31, 2001. There were no continuing operations that existed prior to September 30, 2000. With the acquisition of CCS, the net cash used in continuing operating activities was primarily attributable to CCS operations and related selling, general and administrative expenses in operating the digital asset management business as well as corporate headquarters overhead.

    Cash paid for direct acquisition related costs of the CCS acquisition totaled $1,139,223 and constituted the majority of net cash used in investing activities for the six months ended March 31, 2001. Cash provided by investing activities consisted of the maturity of $2,000,000 short-term investments during the six months ended March 31, 2001.

    Net cash used in discontinued operations was $2,498,040 for the six months ended March 31, 2001 compared to net cash used of $3,089,574 for the six months ended March 31, 2000. The cash used in discontinued operations reflects the operations of the digital sheet music business which we have agreed to sell to Marlin Eller, Sunhawk.com's President and CEO.

Our management has focused efforts recently on our acquisition of CCS and the proposed merger with A.N.N. As part of these efforts, our intention is to secure an increased number and amount of service contracts and, through the acquisition of A.N.N., improve operating efficiencies and increase sales levels. We expect to incur additional expenditures as a result of these acquisitions. There can be no assurance that we will be able to obtain additional service contracts, improve operating efficiencies or increase sales levels.

We anticipate that additional capital will be expended to fund continued development efforts and to support anticipated future growth. As a result, it is expected that cash will be used in operations. We expect that accounts receivable will increase to the extent revenues rise. Any such increase that occurs at the same time or at a greater rate than increases in revenue can be expected to reduce cash and cash equivalents. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet working capital requirements through fiscal 2001. However, additional funding, if needed, may not be available on acceptable terms, if at all. Our ability to grow, implement business strategies and continue operations may be limited if additional financing on acceptable terms or increased revenues are not obtained.

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

    On December 22, 2000, Sunhawk.com and CCS stated that they will not accept liability for any part of the "priority return" allegedly owed to Copyright Ventures. At present, therefore, we continue to seek a resolution with Copyright Ventures. The ultimate outcome of this matter cannot be determined at this time. On May 4, 2001, Sunhawk.com was informed that Copyright Venture's Petition to Compel Arbitration was denied and therefore Sunhawk.com will no longer be a party to any abitration proceedings that Copyright Ventures brings in regards to the "Agreement" dated October 31, 2000.

    In the normal course of business, Sunhawk.com Corporation may be subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Sunhawk.com Corporation is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2001. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Sunhawk.com Corporation beyond that provided in our interim unaudited consolidated financial statements for the six months ended March 31, 2001 and 2000 would not be material to Sunhawk.com Corporation's financial position taken as a whole.

ITEM 2. CHANGES IN SECURITIES.

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION.

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  EXHIBITS

  None

  REPORTS ON FORM 8-K

  None

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNHAWK.COM CORPORATION (Registrant)
Date May 21, 2001	/s/ MARLIN ELLER Marlin Eller, Chief Executive Officer
Date May 21, 2001	/s/ TRICIA PARKS-HOLBROOK Tricia Parks-Holbrook, Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheet (unaudited)
Condensed Consolidated Statements of Operations (unaudited)
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Loss (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES