Form 10QSB/A
period 2001-03-31
SUNHAWK COM CORP
filed 2001-05-29
CIK 1088116

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
Form 10-QSB/A

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUNHAWK.COM CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheet
(unaudited)

March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,024,999
Short-term investments	1,996,310
Accounts receivable	47,650
Prepaid expenses	142,619
Other current assets	116,376

Total current assets	4,327,954

Property and equipment, net	214,832
Other assets:
Goodwill	8,769,091
Other purchased intangibles	904,096
Net assets of discontinued operations	3,433,468
Other assets	84,202

Total other assets	13,190,857

Total assets	$17,733,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$603,492
Accounts payable and accrued expenses	469,199
Amounts payable in connection with discontinued operations	1,391,485
Related party payable	200,000
Notes payable to shareholder	290,000
Accrued interest to shareholder	19,434

Total current liabilities	2,973,610
Payable to Eller McConney LLC	800,000
Shares subject to redemption option in connection with CCS acquisition	3,337,500
Shareholders' equity:
Preferred stock, no par value:
Authorized shares—10,000,000; outstanding shares—none	—
Common stock, no par value:
Authorized shares—30,000,000; outstanding shares—3,656,080 at March 31, 2001	27,171,762
Class A common stock, no par value:
Authorized shares—1,125,938; outstanding shares—None at March 31, 2001	—
Accumulated other comprehensive loss	(263,928)
Accumulated deficit	(16,285,301)

Total shareholders' equity	10,622,533

Total liabilities and shareholders' equity	$17,733,643

See accompanying notes to condensed consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2001	2000	2001	2000
Sales	$43,593	$—	$68,865	$—
Cost of goods sold	116,811		219,982	—

Gross loss	(73,218)	—	(151,117)	—
Selling, general and administrative	1,770,652	—	3,487,422	—

Loss from operations	(1,843,870)	—	(3,638,539)	—
Other income, net	155,754	—	228,592	—

Net loss from continuing operations	(1,688,116)	—	(3,409,947)	—
Discontinued operations:
Loss from operations of discontinued digital sheet music business	—	(2,163,910)	(1,697,988)	(3,207,405)
Loss on disposal of digital sheet music business including provision of $756,459 and $1,098,935 for operating losses over phase-out period recorded during the three and six months ended March 31, 2001, respectively	(982,259)	—	(2,547,234)	—

Net loss	$(2,670,375)	$(2,163,910)	$(7,655,169)	$(3,207,405)

Net loss from continuing operations per share:
Basic and diluted	$(0.45)	$—	$(0.94)	$—
Net loss from discontinued operations per share:
Basic and diluted	$(0.26)	$(1.00)	$(1.17)	$(1.79)
Net loss per share:
Basic and diluted	$(0.71)	$(1.00)	$(2.12)	$(1.79)

Weighted average common shares for net loss per share computations:
Basic and diluted	3,745,152	2,171,670	3,612,892	1,795,282

See accompanying notes to condensed consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Loss
(unaudited)

	Common Stock
			Shareholders' Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance, September 30, 2000	3,015,717	19,554,022	(8,630,132)	—	10,923,890
Issuance of shares of common stock to acquire CCS, net of costs	640,363	5,627,582	—	—	5,627,582
Issuance of warrants to purchase common stock to acquire CCS, net of costs	—	1,247,008	—	—	1,247,008
Stock warrant based consulting expense	—	743,150	—	—	743,150
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(263,928)	(263,928)
Net loss	—	—	(7,655,169)	—	(7,655,169)
Total comprehensive loss					(7,919,097)

Balance, March 31, 2001	3,656,080	$27,171,762	$(16,285,301)	$(263,928)	10,622,533

See accompanying notes to condensed consolidated financial statements.

SUNHAWK.COM CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net cash used in continuing operations	(1,876,192)	—
Net cash used in discontinued operating activities	(1,306,287)	(3,089,574)

Net cash and cash equivalents used in operations	(3,182,479)	(3,089,574)
INVESTING ACTIVITIES
Purchases of property and equipment	(139,487)	(177,647)
Purchase of digital sheet music masters—discontinued operations	—	(92,945)
Cost of patents and trademarks—discontinued operations	(7,971)	(13,207)
Purchase of investments	—	(3,022,758)
Maturity of investments	2,000,000	—
Cash paid for acquisition, net of cash acquired	(1,165,033)	—

Net cash and cash equivalents provided by (used in) investing activities	687,509	(3,306,557)
FINANCING ACTIVITIES
Proceeds from line of credit—discontinued operations	—	900,000
Payments on line of credit—discontinued operations	—	(400,000)
Proceeds from issuance of common stock, net of offering costs	—	16,471,017

Net cash and cash equivalents provided by financing activities	—	16,971,017
Effect of exchange rate changes on cash	(126,033)	—

Net increase (decrease) in cash and cash equivalents	(2,621,003)	10,574,886
Cash and cash equivalents at beginning of period	4,646,002	18,300

Cash and cash equivalents at end of period	2,024,999	10,593,186

Supplemental disclosure of cash flow information—cash paid during the six months ended March 31 for:
Interest	29,487	27,764

Non-cash supplementary disclosure:
Shares and warrants issued for acquisition of subsidiary	10,212,090	—
Reclassification of deferred offering costs to common stock	—	1,063,095
Prepayment of digital sheet music master to Eller McConney LLC	—	1,000,000

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with Sunhawk.com's annual report for the fiscal year ended September 30, 2000.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of Sunhawk.com Corporation and its wholly-owned subsidiary, Corporate Control Services, Inc. The operations of CCS since the date of acquisition have been included in the consolidated operating results. All material intercompany balances and transactions have been eliminated in consolidation.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

NET LOSS PER SHARE

    Net loss per common share is based on the weighted-average number of common shares outstanding during the periods. The increase in the weighted average number of shares from September 30, 2000 to March 31, 2001 is primarily due to the issuance of 640,363 common shares and 89,072 shares issuable for nominal consideration under outstanding warrants related to the CCS acquisition. For the three and six months ended March 31, 2001 and 2000, options and warrants to purchase common stock and contingently issuable common stock amounting to 2,431,577 shares and 588,829 shares, respectively, and have been excluded from the computation of net loss per common share because their impact would be antidilutive.

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

    A total of 93,397 of the 733,760 shares of common stock and 2,168 of the 91,240 warrants to purchase common stock issued to the CCS shareholders were placed in a holdback escrow ("holdback shares") subject to release upon the completion of a post-closing balance sheet audit and resolution of certain contingencies. At March 31, 2001, such contingencies had not been resolved, accordingly, the holdback shares are not reflected in the accompanying consolidated financial statements.

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

    The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CCS have been included in Sunhawk.com's consolidated financial statements since November 2, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $10.4 million has been recorded as goodwill and is being amortized on a straight-line basis over three years.

    A summary of the CCS acquisition, excluding the contingent shares and warrants held in escrow, is as follows:

Common shares/warrants issued	729,435
Per share/warrant value	$14.00

Aggregate value ascribed to the share/warrant consideration to be currently accounted for	$10,212,090
Plus:
Transaction costs	1,301,998

Total consideration	$11,514,088

The purchase price allocation is as follows:
Net tangible assets	$55,921
Assembled and trained work force	230,000
Relationships with Internet Service Providers	445,000
Customer relationships	397,000
Goodwill	10,386,167

Total purchase price	$11,514,088

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Sales	$43,593	$11,532	$81,869	$106,932
Cost of goods sold	(116,811)	(13,833)	(219,982)	128,269
Selling, general and administrative expense	(1,770,652)	(1,017,725)	(3,879,420)	(2,035,450)
Net loss from continuing operations	(1,688,116)	(1,019,965)	(3,788,941)	(2,056,726)
Net loss per share:
Basic and diluted	$(0.45)	$(0.35)	$(1.01)	$(0.81)
Weighted average shares for net loss per share computations:
Basic and diluted	3,745,152	2,901,105	3,745,152	2,524,717

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

4. OPERATING SEGMENTS

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Sunhawk.com's two operating segments are its digital music business and its recently acquired copyright security business (digital asset management). Prior to the CCS acquisition, Sunhawk.com considered its digital music business to be its sole operating segment; therefore, the operating results for the three and six months ended March 31, 2000 represent the digital music segment.

    The accounting policies of these operating segments are the same as those described in Sunhawk's annual report for the fiscal year ended September 30, 2000.

    A summary of Sunhawk.com's operating segments is as follows:

	Three Months Ended March 31, 2001
	Digital Sheet Music	Digital Asset Management	Corporate Overhead	Total
Sales	$51,313	$43,593	$—	$94,906
Cost of good sold	39,521	116,811	—	156,332

Gross profit (loss)	11,792	(73,218)	—	(61,426)
Selling, general and administrative	(668,251)	(1,308,148)	(462,504)	(2,438,903)

Loss from operations	(656,459)	(1,381,366)	(462,504)	(2,500,329)
Other income, net	—	—	155,754	155,754

Net loss from operations	$(656,459)	$(1,381,366)	$(306,750)	$(2,344,575)

	Six Months Ended March 31, 2001
	Digital Sheet Music	Digital Asset Management	Corporate Overhead	Total
Sales	$111,546	$68,865	$—	$180,411
Cost of good sold	157,107	219,982	—	377,089

Gross loss	(45,561)	(151,117)	—	(196,678)
Selling, general and administrative	(2,308,886)	(2,170,152)	(1,317,270)	(5,796,308)

Loss from operations	(2,354,447)	(2,321,269)	(1,317,270)	(5,992,986)
Other income, net	—	—	228,592	228,592

Net loss from operations	$(2,354,447)	$(2,321,269)	$(1,088,678)	$(5,764,394)

    The Company's revenue from external customers derived from sales within the United States consists of sales under the digital music segment for the three and six-month periods ended March 31, 2001. The Company's revenues from external customers derived from sales in all foreign countries consists of sales under the digital asset management segment for the three and six-month periods ended March 31, 2001. Long-lived assets located in the United States and all foreign countries totaled $3,433,468 and $9,972,221, respectively, as of March 31, 2001.

    On January 29, 2001, the board of directors approved an agreement to sell its digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO. The purchase price for the digital sheet music business consists of the return of 500,000 shares of the Company's common stock and the forgiveness of a note payable to Mr. Eller in the amount of $1,000,000 and cash to Mr. Eller which is currently estimated to be approximately $647,400. The sale is subject to shareholder approval. Upon the closing of the transaction, Mr. Eller will resign his position as an officer of Sunhawk. Under terms of the arrangement, the Company obtains a license to certain technology, which is renewable annually for a period of up to 25 years with an annual renewal fee of $100,000. The results of the digital sheet music business have been reported as discontinued operations. In connection with the discontinuance of the digital sheet music business, the Company recorded a loss on disposal of the business of $982,259 and $2,547,234 during the three and six months ended March 31, 2001. The additional loss on disposal of $982,259 consists of warrants to be issued at the close of the asset sale currently valued at $350,800, a reduction in cash paid to Mr. Eller of approximately $125,000 to adjust an estimated, and $756,459 additional losses incurred or to be incurred above the initial estimate of $342,476, resulting from an extension of the expected transaction closing date from June 30 to August 31, 2001.

    Operating results of the discontinued digital sheet music business are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Net sales	$51,313	$58,377	$111,546	$97,933
Net loss from discontinued operations	$(656,459)	$(2,163,910)	$(2,354,447)	$(3,207,405)

    Assets of the discontinued digital sheet music business are as follows:

March 31, 2001
Current assets	$46,847
Non-current assets	3,386,621

Net assets of discontinued operations	3,433,468

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

7. OTHER

    In March 2001 and later amended and restated in May, Sunhawk.com signed a merger agreement with A.N.N. Automation, Inc. ("A.N.N."), a privately-held, Southern California based company that produces and deploys digital video asset and resource management systems, currently for the news broadcast industry. The proposed transaction calls for Sunhawk.com to acquire all the outstanding stock of A.N.N. in exchange for 36% of Sunhawk.com's outstanding stock on a fully diluted post-transaction basis, and up to an additional 1,211,256 shares of Sunhawk.com's stock if certain revenue targets are met. The transaction is subject to the completion of the sale of Sunhawk.com's digital sheet music business to Marlin Eller. Upon closing of the transaction, it is intended that the executive team of A.N.N. will assume leadership of the newly merged company. It is further intended that upon closing, Sunhawk.com will be renamed and operations will be based in Los Angeles, California and London, England.

8. SUBSEQUENT EVENTS

    During April 2001, Sunhawk.com entered into three separate note payable agreements with A.N.N. totaling $560,000. Each note bears interest at 8% per annum and the total note amount will be cancelled as part of the consideration paid for the merger between Sunhawk.com and A.N.N

    On May 2, 2001, Sunhawk.com filed with the Securities and Exchange Commisssion an SB-2 Registration Statement whereby it registered approximately 533,000 shares of its common stock on behalf of certain selling shareholders that were obtained in connection with Sunhawk.com's acquisition of CCS in November 2000.

9. OPERATIONS AND FINANCING

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $7,655,169 and has an accumulated deficit of $16,285,301 for and as of the six month period ended March 31, 2001.

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

Discontinued operations

    We incurred a loss from discontinued operations of $1,697,988 for the six months ended March 31, 2001 compared to a loss of $3,207,405 for the six months ended March 31, 2000. The decrease was primarily due to a decrease in the digital sheet music business activity from the prior period. The loss on disposal of the digital sheet music business relates to the intended sale of the digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO. We recognized a loss on disposal of the digital sheet music business of $2,547,234, representing the excess of the carrying value of the assets to be sold and liabilities assumed over the fair value of the stock and consideration received and including $1,098,935 of losses accrued through the estimated date of disposal. The additional loss on disposal of $982,259 consists of warrants to be issued at the close of the asset sale currently valued at $350,800, a reduction in cash paid to Mr. Eller of $125,000 to adjust an estimated amount, and $756,459 additional losses incurred or to be incurred above the initial estimate of $342,476, resulting from an extension of the expected transaction closing date from June 30 to August 31, 2001.

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

Discontinued operations

    We incurred a loss from discontinued operations of $0 for the three months ended March 31, 2001 compared to a loss of $2,163,910 for the three months ended March 31, 2000. The decrease was primarily due to the digital sheet music business being discontinued during the current period. The loss on disposal of the digital sheet music business relates to the intended sale of the digital sheet music business to Marlin Eller, Sunhawk.com's President and CEO. We recognized a loss on disposal of the digital sheet music business of $982,259, representing the excess of the carrying value of the assets to be sold and liabilities assumed over the fair value of the stock and consideration received. The loss on disposal of the digital sheet music business includes approximately $1,098,935 of losses accrued through the estimated date of disposal. The additional loss on disposal of $982,259 consists of warrants to be granted at the close of the asset sale currently valued at $350,800, a reduction in cash paid to Mr. Eller of $125,000 to adjust an estimated amount, and $756,459 additional losses incurred or to be incurred above the initial estimate of $342,476, resulting from an extension of the expected transaction closing date from June 30 to August 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    We financed our operations from inception through February 2000 primarily with funds received from the sale of equity to and loans from the Eller and McConney 1995 Family Living Trust. In February 2000, we issued 1,610,000 shares of common stock in connection with our initial public offering, and received net proceeds (after expenses) of $15,445,635. The net proceeds have been used to fund production, leasehold improvements, equipment purchases, working capital, the hiring of key management personnel, general corporate purposes and the acquisition of CCS. As of March 31, 2001, we had cash and cash equivalents of $2,024,999 and working capital of $1,354,344.

    Net cash used in continuing operating activities totaled $1,876,192 for the six months ended March 31, 2001. There were no continuing operations that existed prior to September 30, 2000. With the acquisition of CCS, the net cash used in continuing operating activities was primarily attributable to CCS operations and related selling, general and administrative expenses in operating the digital asset management business as well as corporate headquarters overhead.

    Cash paid for direct acquisition related costs of the CCS acquisition totaled $1,165,033 and constituted the majority of net cash used in investing activities for the six months ended March 31, 2001. Cash provided by investing activities consisted of the maturity of $2,000,000 in short-term investments during the six months ended March 31, 2001.

    Net cash used in discontinued operations was $1,306,287 for the six months ended March 31, 2001 compared to net cash used of $3,089,574 for the six months ended March 31, 2000. The cash used in discontinued operations reflects the operations of the digital sheet music business which we have agreed to sell to Marlin Eller, Sunhawk.com's President and CEO.

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