Form 10QSB/A
period 2001-03-31
SUNHAWK COM CORP
filed 2001-06-04
CIK 1088116

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

    Further, Sunhawk.com has been advised that David Powell, a former shareholder of CCS and present Sunhawk.com shareholder and member of the Sunhawk.com board of directors, has engaged counsel and may assert that Sunhawk.com should be responsible for all or a part of the "priority return" amount of $3,337,500 sought by Copyright Ventures pursuant to certain contractual arrangements between Copyright Ventures, Mr. Powell and other former CCS shareholders. The Company believes that such a claim would be without merit and intends to vigorously defend itself in the event of such a claim. Although the ultimate outcome of this matter cannot be determined at this time, it is the Company's opinion that after final disposition, any monetary liability or financial impact to Sunhawk.com would not be material to Sunhawk.com's financial position taken as a whole.

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

    Further, Sunhawk.com has been advised that David Powell, a former shareholder of CCS and present Sunhawk.com shareholder and member of the Sunhawk.com board of directors, has engaged counsel and may assert that Sunhawk.com should be responsible for all or a part of the "priority return" amount of $3,337,500 sought by Copyright Ventures pursuant to certain contractual arrangements between Copyright Ventures, Mr. Powell and other former CCS shareholders. The Company believes that such a claim would be without merit and intends to vigorously defend itself in the event of such a claim. Although the ultimate outcome of this matter cannot be determined at this time, it is the Company's opinion that after final disposition, any monetary liability or financial impact to Sunhawk.com would not be material to Sunhawk.com's financial position taken as a whole.

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

SUNHAWK.COM CORPORATION (Registrant)
Date June 4, 2001	/s/ MARLIN ELLER Marlin Eller, Chief Executive Officer
Date June 4, 2001	/s/ TRICIA PARKS-HOLBROOK Tricia Parks-Holbrook, Chief Financial Officer

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