Form 10QSB
period 2001-06-30
STARDRIVE SOLUTIONS INC
filed 2001-08-27
CIK 1088116

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                        FOR THE TRANSITION PERIOD FROM TO
                                                          -----------  --------

                        COMMISSION FILE NUMBER 333-80849

                                ---------------

                            STARDRIVE SOLUTIONS INC.
        (Exact name of small business issuer as specified in its charter)


           WASHINGTON                                  91-1568830
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)


             28720 ROADSIDE DRIVE, SUITE 301, AGOURA HILLS CA 91301
                    (Address of principal executive offices)

                                 (818) 879-0000
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)


                             Sunhawk.com Corporation


              223 Taylor Ave. N., Suite 200, Seattle WA 98109-5017


                                ---------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 24, 2001 the registrant had 0 shares of preferred stock outstanding, 6,070,681 shares of common stock outstanding and 733,758 shares of Class A common stock outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                            STARDRIVE SOLUTIONS INC.


                       (FORMERLY SUNHAWK.COM CORPORATION)
                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                                                                                    PAGE
                                                                                                    ----

PART I: FINANCIAL INFORMATION                                                                            3

  Item 1.   Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheet as of June 30, 2001 (unaudited)                         3

            Condensed Consolidated Statements of Operations for the three months and nine
            months ended June 30, 2001 and 2000 (unaudited)                                              4

            Condensed Consolidated Statements of Cash Flows for the nine months ended June 30,
            2001 and 2000 (unaudited)                                                                    6

            Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)                7-14

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                               15-18

PART II: OTHER INFORMATION                                                                              18

  Item 1.   Legal Proceedings                                                                           18

  Item 2.   Changes in Securities and Use of Proceeds                                                   18

  Item 3.   Defaults Upon Senior Securities                                                             18

  Item 4.   Submission of Matters to a vote of Security Shareholders                                    18

  Item 5.   Other Information                                                                           19

  Item 6.   Exhibits and Reports on Form 8-K                                                            19

SIGNATURES                                                                                              20


PART I--FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     STARDRIVE SOLUTIONS INC. AND SUBSIDIARY


                       (FORMERLY SUNHAWK.COM CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                    JUNE 30, 2001
                                                                                   --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $  1,685,804

  Accounts receivable                                                                    66,386
  Prepaid expenses                                                                      154,063
  Other current assets                                                                      505
                                                                                   ------------
    Total current assets                                                              1,906,758

Property and equipment, net                                                             244,694
Other assets:
  Goodwill                                                                            7,872,479
  Other purchased intangibles                                                           812,567
  Net assets of discontinued operations                                               3,499,460
  Notes receivable from A.N.N. Automation, Inc.                                         560,000
  Deferred acquisition related costs                                                    758,366
  Other assets                                                                           62,706
                                                                                   ------------
    Total other assets                                                               13,565,578
                                                                                   ------------
    Total assets                                                                   $ 15,717,030
                                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                   $    606,843
  Accounts payable and accrued expenses                                                 979,330
  Amounts payable in connection with discontinued operations                            955,933
  Related party payable                                                                 200,000
  Notes payable to shareholder                                                          290,000
  Accrued interest to shareholder                                                        19,434

    Total current liabilities                                                         3,051,540
  Payable to Eller McConney LLC                                                         800,000
Shares subject to redemption option in connection with CCS acquisition                3,337,500
Shareholders' equity:
  Preferred stock, no par value:
   Authorized shares--10,000,000; outstanding shares--none                                 --
  Common stock, no par value:
   Authorized shares--30,000,000; outstanding shares--3,656,080 at June 30, 2001     27,171,762
  Class A common stock, no par value:
   Authorized shares--1,125,938; outstanding shares--None at June 30, 2001                 --
  Accumulated other comprehensive loss                                                 (304,242)
  Accumulated deficit                                                               (18,339,530)
                                                                                   ------------
    Total shareholders' equity                                                        8,527,990
                                                                                   ------------
     Total liabilities and shareholders' equity                                    $ 15,717,030
                                                                                   ============


     See accompanying notes to condensed consolidated financial statements.

                     STARDRIVE SOLUTIONS, INC AND SUBSIDIARY


                       (FORMERLY SUNHAWK.COM CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                    THREE MONTHS               NINE MONTHS
                                   ENDED JUNE 30,             ENDED JUNE 30,
                           ---------------------------   ---------------------------
                               2001           2000            2001            2000
                           -----------     -----------   ------------   ------------
Sales                      $    76,791    $      --      $   145,656    $      --
Cost of goods sold             181,409           --          401,391           --

   Gross loss                 (104,618)          --         (255,735)          --
Selling, general and
administrative               2,102,906           --        5,590,328           --

Loss from operations        (2,207,524)          --       (5,846,063)          --
Other income, net                9,010           --          237,602           --

Net loss from
continuing operations       (2,198,514)          --       (5,608,461)          --
Discontinued
operations:
  Loss from operations
  of discontinued
  digital sheet music
  business                        --       (2,056,715)    (1,697,988)    (5,264,120)
  Loss and adjustment
  of loss on disposal
  of digital sheet
  music business
  including provision
  of $41,215 and
  $1,140,150 for
  operating losses
  over phase-out
  period recorded
  during the three and
  nine months ended
  June 30, 2001,
  respectively                 144,285           --       (2,402,949)          --

Net loss                   $(2,054,229)   $(2,056,715)   $(9,709,398)   $(5,264,120)
                           ===========    ===========    ===========    ===========

Net loss from continuing
  operations per share:
  Basic and diluted        $     (0.59)   $      --      $     (1.53)   $      --
Net loss and
adjustment of loss
from discontinued
operations per share:
  Basic and diluted        $       .04    $     (0.68)   $     (1.13)   $     (2.39)
Net loss per share:
  Basic and diluted        $     (0.55)   $     (0.68)   $     (2.66)   $     (2.39)
                           ===========    ===========    ===========    ===========
Weighted average
common shares for net
loss per share
computations:
  Basic and diluted          3,745,152      3,010,326      3,656,979      2,198,504
                           ===========    ===========    ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

                     STARDRIVE SOLUTIONS INC. AND SUBSIDIARY


                       (FORMERLY SUNHAWK.COM CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                   2001           2000
                                                                               ----------      ---------
OPERATING ACTIVITIES
Net cash used in continuing operations                                         (2,564,193)          --
Net cash used in discontinued operating activities                             (1,734,526)    (5,143,887)
                                                                               ----------     ----------
  Net cash and cash equivalents used in operations                             (4,298,719)    (5,143,887)

INVESTING ACTIVITIES
Purchases of property and equipment                                              (200,072)      (685,725)
Purchase of digital sheet music masters--discontinued
operations                                                                           --         (117,593)
Prepayment for digital scans--discontinued operations                            (506,882)

Cost of patents and trademarks--discontinued operations                            (7,971)       (26,741)
Purchase of investments                                                              --       (4,023,086)
Maturity of investments                                                         3,996,310           --
Cash paid for acquisitions, net of cash acquired                               (1,723,399)          --
Notes receivable from A.N.N. Automation, Inc., cash for
acquisition                                                                      (560,000)
                                                                               ----------     ----------
  Net cash and cash equivalents provided by (used in)
  investing activities                                                          1,504,868     (5,360,027)

FINANCING ACTIVITIES
Proceeds from line of credit--discontinued operations                                --        1,503,492
Payments on line of credit--discontinued operations                                  --       (1,000,000)
Proceeds from issuance of common stock, net of offering costs                        --       16,476,263

  Net cash and cash equivalents provided by financing
  activities                                                                         --       16,979,755
Effect of exchange rate changes on cash                                          (166,347)          --

Net increase (decrease) in cash and cash equivalents                           (2,960,198)     6,475,841
Cash and cash equivalents at beginning of period                                4,646,002         18,300

Cash and cash equivalents at end of period                                      1,685,804      6,494,141
                                                                               ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--CASH PAID DURING THE NINE
MONTHS ENDED JUNE 30 FOR:
Interest                                                                           29,487         27,764
                                                                               ==========     ==========
NON-CASH SUPPLEMENTARY DISCLOSURE:
  Shares and warrants issued for acquisition of subsidiary                     10,212,090           --
  Reclassification of deferred offering costs to common stock                        --        1,063,095
  Prepayment of digital sheet music master to Eller McConney
  LLC                                                                                --        1,000,000
  Acquisition related costs included in accounts payable                          200,000           --
                                                                               ==========     ==========



     See accompanying notes to condensed consolidated financial statements.

                     STARDRIVE SOLUTIONS INC. AND SUBSIDIARY


                       (FORMERLY SUNHAWK.COM CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Stardrive Solutions Inc. ("Stardrive" or "Company"), formerly Sunhawk.com Corporation, was incorporated in the state of Washington on August 20, 1992. Through October 31, 2000, Stardrive primarily sold interactive digital sheet music in its proprietary format and traditional printed sheet music on its Internet retail site.

     On November 2, 2000 Stardrive acquired Copyright Control Services, Inc. ("CCS") in a share exchange agreement. CCS provides digital asset management and intellectual property infringement notification services--with particular focus on the Internet--on an industry-by-industry basis.

     As a result of the acquisition of CCS, Stardrive modified its business strategy for 2001 (the "2001 Plan"), and redirected the Company's focus away from its digital sheet music business to provide global digital asset management services . The revised 2001 Plan is to provide services to allow digital content owners, service providers, information portals and law enforcement agencies to identify, trace, track and provide notice of intellectual property infringement to owners of such intellectual property or other persons or entities in the intellectual property distribution chain. Additionally, the Company plans to provide services to identify purveyors of access and payment fraud, proprietary information distribution and illicit materials over the networks. The Company's new business strategy capitalizes on the Company's acquisition of CCS. As part of the 2001 Plan, Stardrive decided to indefinitely discontinue further development and marketing of digital sheet music and the proprietary Solero(R) viewer. In January 2001, the Board of Directors authorized the Company to sell its digital sheet music business to Marlin Eller, former President and CEO of the Company (see note 4). The sale of the digital sheet music business was completed on August 2, 2001.

     On August 2, 2001 the Company completed a merger with A.N.N. Automation, Inc. ("A.N.N."), a privately-held, Southern California based company that produces and deploys digital video asset and resource management systems, currently for the news broadcast industry. The operations of A.N.N. are expected to be a significant part of the ongoing operations of the Company. (see note 7)

     The interim condensed consolidated financial statements reflect all normal and recurring adjustments which management considers necessary for a fair presentation of financial condition and results of operations as of the dates and for the periods presented herein. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results of operations for any subsequent quarters or for the full fiscal year ending September 30, 2001.

    These financial statements have been prepared assuming the Company continues as a going concern. The Company is currently experiencing a liquidity crisis and there is substantial doubt about its ability to continue as a going concern.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with Stardrive's annual report for the fiscal year ended September 30, 2000.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Stardrive and its wholly-owned subsidiary, CCS. The operations of CCS since the date of acquisition have been included in the consolidated operating results. All material intercompany balances and transactions have been eliminated in consolidation.

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

NET LOSS PER SHARE

     Net loss per common share is based on the weighted-average number of common shares outstanding during the periods. The increase in the basic and diluted weighted average number of shares from September 30, 2000 to June 30, 2001 is primarily due to the issuance of 640,363 common shares and 89,072 shares issuable for nominal consideration under outstanding warrants related to the CCS acquisition. For the three and nine months ended June 30, 2001 and 2000, options and warrants to purchase common stock and contingently issuable common stock amounting to 2,481,577 shares and 673,329 shares, respectively, and have been excluded from the computation of net loss per common share because their impact would be antidilutive.

COMPREHENSIVE INCOME

     For the three months ended June 30, 2001, total comprehensive loss was $2,094,543, which consisted of net loss of $2,054,229 and foreign currency translation adjustment of $40,314. For the three months ended June 30, 2000, total comprehensive loss was $2,056,715, which equaled net loss for the quarter.

     For the nine months ended June 30, 2001, total comprehensive loss was $10,013,640, which consisted of net loss of $9,709,398 and foreign currency translation adjustment of $304,242. For the nine months ended June 30, 2000, total comprehensive loss was $5,264,120, which equaled the net loss for the period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137, was adopted by the Company on October 1, 2000. The adoption of this statement did not impact Stardrive's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" which the Company adopted on October 1, 2000. SAB 101 provides guidance on revenue recognition issues. SAB 101 did not impact Stardrive's revenue recognition policies.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of SFAS No.141 immediately and SFAS No. 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have significant unamortized goodwill and identifiable intangible assets which will be subject to the transition provisions of SFAS Nos. 141 and 142, although the Company has not yet determined if it will adopt the provisions of SFAS No. 142 earlier than the required implementation dates. In addition, the A.N.N. business combination, and any resulting goodwill and identifiable intangible assets (see note 7), are required to be accounted for under SFAS No. 141 since the A.N.N. transaction was consummated after July 1, 2001. Amortization expense related to business combinations that resulted in goodwill and intangible assets was $0 for the year ended September 30, 2000 and $2,773,121 for the nine months ended June 30, 2001. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

2. ACQUISITION OF COPYRIGHT CONTROL SERVICES, INC.

     On November 2, 2000, Stardrive completed its acquisition of CCS (the "CCS acquisition") pursuant to a share exchange agreement dated August 1, 2000, and amended August 16, 2000, September 29, 2000 and October 13, 2000. Under the terms of the agreement, Stardrive acquired all the issued and outstanding capital stock of CCS in exchange for an aggregate of 733,760 shares of common stock, 733,758 shares of Class A common stock, and 483,420 warrants for common stock. The warrants were issued at a price per share of $0.0001 and are exercisable until 2005.

     The 733,758 shares of Class A common stock as well as 392,180 of the 483,420 warrants were placed in a separate escrow and are to be either released to the CCS shareholders, or will revert back to Stardrive, dependent upon the achievement of "market capitalization" thresholds of $100 million in 12 months, $125 million in 18 months and $150 million in 24 months from November 2, 2000.

     A total of 93,397 of the 733,760 shares of common stock and 2,168 of the 91,240 warrants to purchase common stock issued to the CCS shareholders were placed in a holdback escrow ("holdback shares") subject to release upon the completion of a post-closing balance sheet audit and resolution of certain contingencies. At June 30, 2001, such contingencies had not been resolved; accordingly, the holdback shares are not reflected in the accompanying consolidated financial statements.

    A total of approximately 533,000 of the 733,760 shares of common stock issued to certain former CCS shareholders are subject to a side-agreement amongst the former CCS shareholders . As part of the side-agreement entered into at the time of the CCS acquisition, Stardrive has granted a demand registration right to a former CCS shareholder, Copyright Ventures LLC. This right becomes effective after March 30, 2001 and allows Copyright Ventures to request that Stardrive register a sufficient number of the approximately 533,000 shares to satisfy the settlement amount denoted in the side-agreement of $3,337,500. In the event Stardrive does not register the shares, Stardrive may be required to redeem the shares for amounts up to a maximum of $3,337,500. Stardrive has classified the maximum potential redemption amount of $3,337,500 as a liability since the requirement to register the securities is considered outside of Stardrive's control. On May 2, 2001, Stardrive filed with the Securities and Exchange Commisssion a Registration Statement on Form SB-2 covering 533,000 shares of its common stock on behalf of certain selling shareholders, including Copyright Ventures. This Registration Statement has not yet been declared effective by the SEC. .

     On July 31, 2001, Stardrive was served with a complaint on behalf of Copyright Ventures. The complaint seeks redemption of the shares in exchange for $3,337,500. Stardrive is in the process of answering the complaint, and no assessment of the likelihood of a resolution can be reached at this time. There can be no assurance, however, that Copyright Ventures will not be granted the relief sought or that Stardrive would be able to continue in business in such case.

     For accounting purposes, and therefore as reflected in the accompanying financial statements, the 640,363 shares of common stock and 89,072 warrants to purchase common stock that were not placed in the holdback or market capitalization escrow are included in the consideration for the acquisition. The shares of Class A common stock and the remaining warrants held in escrow will not be recorded as additional consideration for the CCS acquisition until or unless the market capitalization thresholds are achieved. As of June 30, 2001, such market capitalization thresholds had not been achieved. Accordingly, such shares are not reflected in the accompanying consolidated financial statements.

     The acquisition has been accounted for by the purchase method of accounting; accordingly, the results of operations of CCS have been included in Stardrive's consolidated financial statements since November 2, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $10.4 million has been recorded as goodwill and is being amortized on a straight-line basis over three years.

     A summary of the CCS acquisition, excluding the contingent shares and warrants held in escrow, is as follows:



Common shares/warrants issued                       729,435
Per share/warrant value                         $     14.00

Aggregate value ascribed to the share/warrant
consideration to be currently accounted for     $10,212,090
Plus:
Transaction costs                                 1,301,998
                                                -----------
Total consideration                             $11,514,088
                                                ===========

The purchase price allocation is as follows:
Net tangible assets                             $    55,921
Assembled and trained work force                    230,000
Relationships with Internet Service Providers       445,000
Customer relationships                              397,000
Goodwill                                         10,386,167
                                                -----------
Total purchase price                            $11,514,088
                                                ===========



     The following unaudited pro forma financial information presents the combined results of continuing operations of Stardrive and CCS as if the acquisition had occurred as of October 1, 2000 and 1999 after giving effect to certain adjustments, including amortization of intangibles. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Stardrive and CCS constituted a single entity during such periods.


                 THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                 --------------------------    --------------------------
                     2001           2000           2001           2000
                 -----------    -----------    -----------    -----------

Sales            $    76,791    $    52,777    $   158,660    $   159,709
                 -----------    -----------    -----------    -----------
Cost of goods
sold                (181,409)       (63,308)      (401,391)       191,577
Selling,
general and
administrative
expense           (2,102,906)    (1,082,493)    (5,982,156)    (3,117,943)
Net loss from
continuing
operations        (2,198,514)    (1,093,024)    (5,987,285)    (3,148,860)
Net loss per
share:
  Basic and
  diluted        $     (0.59)   $     (0.29)   $     (1.60)   $     (1.08)
Weighted
average shares
for net loss
per share
computations:
  Basic and
  diluted          3,745,152      3,739,761      3,745,152      2,927,939


3. CLASS A COMMON STOCK

     Effective October 25, 2000, the shareholders of the Company voted to amend the Articles of Incorporation in order to create a new class of common stock to be known as Class A Common Stock and authorized 1,125,938 shares to be available for issuance. The Class A Common Stock has 1/20th the voting power of the Company's common stock. As of August 24, 2001, 733,758 shares of Class A Common Stock have been issued and are held in escrow in relation to the CCS acquisition.

4. OPERATING SEGMENTS

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Stardrive's two operating segments are its digital music business and its recently acquired copyright security business (digital asset management). Prior to the CCS acquisition, Stardrive considered its digital music business to be its sole operating segment; therefore, the operating results for the three and nine months ended June 30, 2000 represent the digital music segment.

     The accounting policies of these operating segments are the same as those described in Stardrive's annual report for the fiscal year ended September 30, 2000.

     A summary of Stardrive's operating segments is as follows:



                             THREE MONTHS ENDED JUNE 30, 2001
                 --------------------------------------------------------
                 DIGITAL SHEET  DIGITAL ASSET   CORPORATE
                    MUSIC        MANAGEMENT     OVERHEAD         TOTAL
                 -----------    -----------    ----------     -----------
Sales            $    44,219    $    76,791    $      --      $   121,010
Cost of good          27,350        181,409           --          208,759
sold

Gross profit          16,869       (104,618)          --          (87,749)
(loss)
Selling,             (39,484)    (1,485,958)      (616,948)    (2,142,390)
general and
administrative

Loss from            (22,615)    (1,590,576)      (616,948)    (2,230,139)
operations
Other income,           --             --            9,010          9,010
net

Net loss from
operations       $   (22,615)   $(1,590,576)   $  (607,938)   $(2,221,129)
                 ===========    ===========    ===========    ===========



                             NINE MONTHS ENDED JUNE 30, 2001
                 --------------------------------------------------------
                 DIGITAL SHEET DIGITAL ASSET    CORPORATE
                      MUSIC      MANAGEMENT     OVERHEAD          TOTAL
                 -----------    -----------    -------        -----------
Sales            $   155,765    $   145,656    $      --      $   301,421
Cost of good         184,457        401,391           --          585,848
sold

Gross loss           (28,692)      (255,735)          --         (284,427)
Selling,          (2,348,370)    (3,656,110)    (1,934,218)    (7,938,698)
general and
administrative

Loss from         (2,377,062)    (3,911,845)    (1,934,218)    (8,223,125)
operations
Other income,           --             --          237,602        237,602
net

Net loss from
operations       $(2,377,062)   $(3,911,845)   $(1,696,616)   $(7,985,523)
                 ===========    ===========    ===========    ===========

     The Company's revenue from external customers derived from sales within the United States consists of sales under the digital music segment for the three and nine-month periods ended June 30, 2001. The Company's revenues from external customers derived from sales in all foreign countries consists of sales under the digital asset management segment for the three and nine-month periods ended June 30, 2001. Long-lived assets located in the United States and all foreign countries totaled $4,926,115 and $8,884,157 respectively, as of June 30, 2001.

     On January 29, 2001, the board of directors approved an agreement to sell its digital sheet music business to Marlin Eller, our former President and CEO. The sale of the digital sheet music business received shareholder approval and was completed on August 2, 2001. The purchase price for the digital sheet music business consists of the return of 500,000 shares of the Company's common stock and the forgiveness of a note payable to Mr. Eller in the amount of $1,000,000 and cash to Mr. Eller which was estimated to be approximately $647,400. Upon the closing of the transaction, Mr. Eller resigned his position as an officer of Stardrive. Under terms of the arrangement, Stardrive obtained a license to certain technology, which is renewable annually for a period of up to 25 years with an annual renewal fee of $100,000. The results of the digital sheet music business have been reported as discontinued operations. In connection with the discontinuance of the digital sheet music business, the Company recorded an adjustment of loss and loss on disposal of the business of $144,285 and ($2,402,949) during the three and nine months ended June 30, 2001. The adjustment of loss on disposal of $144,285 consists of a positive adjustment of $185,500 to the initial estimated value of warrants to be issued at the close of the asset sale currently valued at $165,300, offset by additional losses incurred or to be incurred above the previous estimate of $1,098,935, resulting from additional professional service costs incurred prior to the completion of the A.N.N. merger.

     Operating results of the discontinued digital sheet music business are as follows:



                  THREE MONTHS ENDED              NINE MONTHS ENDED
                        JUNE 30,                       JUNE 30,
               --------------------------    --------------------------
                   2001          2000           2001            2000
               -----------    -----------    -----------    -----------
Net sales      $    44,219    $    54,342    $   155,765    $   152,275
Net loss
from
discontinued
operations     $   (22,615)   $(2,056,715)   $(2,377,062)   $(5,264,120)


     Assets of the discontinued digital sheet music business are as follows:


                                                JUNE 30, 2001
                                                -------------
Current assets                                   $    15,476
Non-current assets                                 3,483,984

Net assets of discontinued operations              3,499,460
                                                 ===========

5. COMMITMENTS AND CONTINGENCIES

     On December 22, 2000, Copyright Ventures, LLC ("Copyright Ventures"), a former shareholder of CCS, informed Stardrive that it will not release or waive any rights or claims it has or may have against Stardrive and CCS pursuant to
(i) a side letter agreement dated June 26, 2000, (ii) a supplemental letter dated August 1, 2000, and (iii) an agreement dated October 31, 2000, for payment of a $2,225,000 (to increase to $3,337,500 on January 1, 2001) priority return for the purchase of 1,112,500 shares of CCS Series A Preferred Stock, at $1.00 per share, in June 2000. Additionally, Copyright Ventures stated that it would bring a cause of action against CCS to enforce payment for at least $1,112,500 of the priority return.

     On December 22, 2000, Stardrive and CCS stated that they will not accept liability for any part of the priority return allegedly owed to Copyright Ventures. On May 4, 2001, Stardrive was informed that Copyright Venture's Petition to Compel Arbitration was denied and therefore Stardrive will no longer be a party to any arbitration proceedings that Copyright Ventures brings in regards to the Agreement dated October 31, 2000. On July 31, 2001, Stardrive was served with a complaint on behalf of Copyright Ventures. The complaint seeks redemption of the shares held by Copyright Ventures in exchange for $3,337,500. Stardrive is in the process of answering the complaint, and no assessment of the likelihood of a resolution can be reached at this time. There can be no assurance, however, that Copyright Ventures will not be granted the relief sought or that Stardrive would be able to continue in business in such case.

     Further, Stardrive has been advised that David Powell, a former shareholder of CCS and present Stardrive shareholder and member of the Stardrive board of directors, has engaged counsel and may assert that Stardrive should be responsible for all or a part of the "priority return" amount of $3,337,500 sought by Copyright Ventures pursuant to certain contractual arrangements between Copyright Ventures, Mr. Powell and other former CCS shareholders. The Company believes that such a claim would be without merit and intends to vigorously defend itself in the event of such a claim.

     Additionally, in the normal course of business, Stardrive may be subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Stardrive is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2001. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Stardrive beyond that provided in the Stardrive financial statements as of and for the nine-month period ended June 30, 2001 would not be material to Stardrive's financial position taken as a whole.

6. RELATED-PARTY TRANSACTIONS

NOTES PAYABLE TO SHAREHOLDER

     On August 17, 1999 and September 21, 1999, Stardrive entered into note payable agreements in the amount of $80,000 and $210,000, respectively, with a shareholder. The notes are due on demand, and carry interest at the federal applicable short-term rate, or approximately 5%.

     On February 2, 2001 and in connection with the proposed sale of the digital sheet music business, the notes were combined and amended as one note payable in the amount of $290,000 plus accrued interest. The note incurs interest at a rate of 10% per annum and is due in monthly installments of $50,000. Upon payment of each installment, the shareholder shall transfer to Stardrive for retirement 25,000 shares of common stock. These shares make up part of the 500,000 share consideration for the digital sheet music business.

CONSULTING AGREEMENTS

     In February 2000, Stardrive entered into Consulting Agreements with a member of its advisory board and a member of its Board of Directors. Pursuant to the Consulting Agreements, the advisory board members will provide consulting services to Stardrive, including developing strategic alliances with third parties, and introduction to content owners who could benefit from Stardrive's technology. As compensation for the services performed under the Consulting Agreement, they were issued five-year warrants to purchase 225,000 shares of Stardrive's common stock. 112,494 shares underlying the warrants are subject to Stardrive's stock price achieving specific closing prices over a period of time. Both consulting agreements are subject to performance criteria and may be cancelled by providing sixty (60) days notice. Stardrive has recorded compensation expense (included as part of the estimated loss of its digital sheet music business) of approximately $743,000 for the nine months ended June 30, 2001 related to the 112,506 warrants that were fully vested at the time the digital sheet music business operations were sold. The remaining 112,494 shares subject to Stardrive's stock price achieving specific closing prices over a two year period have not been valued as issuance of such shares is currently considered remote. Once the shares are considered probable of issuance their fair value will be determined and amortized over the remaining service period, if any. The warrants may be adjusted for stock splits, recapitalization, or reorganization of Stardrive and are exercisable at the initial public offering price of $12.00.

     On November 2, 2000, Stardrive entered into a Consulting Agreement with a shareholder to provide advisory services to Stardrive. Pursuant to the Consulting Agreement, the shareholder will provide consulting services to Stardrive over a two year period. As compensation for the services performed under the Consulting Agreement, the shareholder was issued a five-year warrant to purchase approximately 225,321 shares of Stardrive's common stock. The vesting provision of all shares underlying this warrant are subject to the achievement of certain market capitalization thresholds over a two year period. As of June 30, 2001, these warrants are unvested and have not been valued as issuance of such shares is currently considered remote.

STOCK OPTIONS/WARRANTS

     On November 2, 2000, the Company granted options to purchase 283,333 shares of common stock under Stardrive's 1996 employee stock option plan to Marlin Eller, former CEO and President of Stardrive, for employment services as part of the share exchange agreement with CCS. The Company has not recorded stock compensation relating to the options as the exercise price equaled the fair value of the stock on the date of grant. On May 31, 2001, the Company issued a vested warrant to purchase 50,000 shares of common stock to a former officer of the Company with an exercise price based on the fair value of the common stock at the closing of the A.N.N. transaction, $2.82 per share. The warrant is exercisable for 5 years from the date of grant.

7. SUBSEQUENT EVENTS AND OTHER

     In March 2001 the Company signed a merger agreement with A.N.N. , a privately-held, Southern California based company that produces and deploys digital video asset and resource management systems, currently for the news broadcast industry. The merger agreement was amended and restated on May 16, 2001. The acquisition is intended to provide the combined company with the opportunity to better focus on the management, maintenance, distribution, rights control and enforcement of digital media, including documents, images, video, multimedia and software. It is also intended that the company's combined technologies and services will be able to effectively leverage A.N.N.'s existing sales and marketing operations and that the acquisition will facilitate consolidation of certain administrative functions. The merger was completed on August 2, 2001. On that date, A.N.N. was merged with and into Stardrive and Stardrive remained as the surviving corporation. During April 2001, Stardrive entered into three separate note payable agreements with A.N.N. totaling $560,000. Each note bears interest at 8% per annum. The total note amount was cancelled as part of the consideration paid for the merger. The transaction also called for Stardrive to acquire all the outstanding stock of A.N.N. in exchange for common stock equal to 36% of Stardrive's outstanding stock on a fully diluted, post-transaction basis, or 2,414,601 shares of common stock and up to an additional 1,211,256 shares of common stock if certain revenue targets are met. Additionally, employees of A.N.N. will receive 955,000 options, with an exercise price of $2.82 per share, that vest over 3 years.

     The transaction was subject to the completion of the sale of Stardrive's digital sheet music business. Upon closing of the transaction, the executive team of A.N.N. assumed leadership of the newly merged company and Sunhawk.com Corporation was renamed Stardrive Solutions Inc. Operations will be based in Los Angeles, California and London, England.

     The acquisition will be accounted for by the purchase method in accordance with the new accounting pronouncement for business combinations, SFAS No. 141 and, accordingly, the results of operations of A.N.N. will be included in the Company's consolidated financial statements from the date of acquisition, August 2, 2001. The preliminary estimate of the excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $11.8 million will be recorded as goodwill. Identifiable intangibles include acquired technology and customer relationships. Amounts related to these intangibles are expected to be amortized over a period of 3-5 years.

     A preliminary estimated summary of the A.N.N. acquisition consideration, including the options issued is as follows: The Company is still in process of completing its analysis of the purchase price allocation


Common shares  issued                                2,414,601
Per share value                                   $       3.03

Option shares issued                                   955,000
Per option value                                  $       2.80

Aggregate value ascribed to the share/option
consideration to be currently accounted for       $  9,989,741
Plus:
Cash (in the form of notes receivable from
A.N.N. that were forgiven)                             560,000
Transaction costs                                    1,962,500
                                                  ------------
Total consideration                               $ 12,512,241
                                                  ============


An preliminary estimated allocation of the purchase price allocation is as follows:

Net tangible assets (liabilities)                 $ (1,004,646)
Acquired technology                                    710,000
Customer relationships                               1,000,000
Goodwill                                            11,806,887
                                                  ------------
Total purchase price                              $ 12,512,241
                                                  ============


A summary of A.N.N's recent financial results follows:




                             Three Months       Nine Months
                             Ended June 30,     Ended June 30,
                                  2001              2001
                              -----------       -----------
Sales                         $    66,385       $ 1,150,272
Cost of goods sold               (240,759)       (1,203,832)
Selling, general and
administrative expense           (964,008)       (2,568,628)
Net loss from continuing
operations                     (1,154,349)       (2,740,118)



A.N.N. had a working capital deficit of approximately $2.1 million and an accumulated deficit of approximately $2.2 million as of June 30, 2001. At June 30,2001, $560,000 of notes payable to Stardrive were reflected in A.N.N.'s financial statements as a current liability. These balances were subsequently forgiven as part of the business combination.

NASDAQ DELISTING RISKS

     On July 6, 2001, the Company was informed by Nasdaq that Stardrive's proposed merger agreement with A.N.N. constituted a "reverse merger" under Rule 4330(f) of the Nasdaq Market Place Rules. Accordingly, Nasdaq will require the Company to satisfy the Nasdaq SmallCap Market initial listing requirements in order for Company's common stock to continue to trade on the Nasdaq SmallCap Market.

     The Nasdaq SmallCap Market initial listing requirements include, among other things, that a company have four million dollars ($4,000,000) in net tangible assets and a minimum bid price of four dollars ($4.00) per share. Upon the closing of the merger with A.N.N., Stardrive does not believe it is able to satisfy the Nasdaq SmallCap Market initial listing requirements because it does not have net tangible assets of four million dollars ($4,000,000). Further, Stardrive's minimum bid price for its common stock was below four dollars ($4.00) at the time of the consummation of the merger with A.N.N on August 2, 2001. On August 7, Stardrive received a Nasdaq Staff determination indicating that Stardrive failed to comply with the minimum initial listing requirements and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market.

     Upon consummation of the merger with A. N. N., Stardrive appealed the Nasdaq's decision to delist its securities and will endeavor to satisfy the Nasdaq SmallCap Market initial and continued listing requirements. Stardrive has requested a hearing before the Nasdaq Hearings Department, which has been set for September 13, 2001. There can be no assurance, however, that Stardrive will be able to meet the Nasdaq SmallCap Market initial and continued listing requirements or, if it is not able to meet such requirements, that the Nasdaq Hearings Department will grant Stardrive an exception, which would allow Stardrive's common stock to continue to be listed for a limited time. If Stardrive is unable to meet such initial and continued listing requirements, Stardrive common stock will be delisted from the Nasdaq SmallCap Market. Further, Stardrive may not be able to meet the Nasdaq SmallCap Market maintenance requirements given its current cash position and its historical operational losses. If Stardrive is unable to satisfy such maintenance requirements, Stardrive common stock will be delisted from the Nasdaq SmallCap Market.

BRIDGE FINANCING

In August, 2001, the Company has raised approximately $150,000 in bridge financing, and continues to seek additional financing on the same terms. The Company issued unsecured notes, which bear interest at 14% per annum and mature in 90 days after issuance. Holders of the notes will be entitled to convert the notes at their option, in lieu of repayment of the note and accrued interest, into common stock at the lower of (i)the closing bid price upon closing of the bridge financing, or (ii) the closing bid price at maturity of the notes if the notes have not been converted previously. The Company also agreed to issue warrants with a 5 year term. The number of warrants to purchase common stock shall equal such number of shares of common stock into which the notes plus accrued interest (at the time of repayment or conversion) are convertible into. The warrants shall have an exercise price equal to the lower of: (i) the closing bid price of at the closing of the bridge financing; or (ii) the closing bid price on the maturity date of the note.

8. OPERATIONS AND FINANCING

     The accompanying financial statements have been prepared assuming that the Company will be able to meet its obligations as they become due and continue as a going concern. The Company incurred net losses of $7,030,423 and $9,709,398 for the year ended September 30, 2000 and the nine month period ended June 30 , 2001, respectively. The Company used cash of $2,564,193 in operating activities from continuing operations for the nine month period ended June 30, 2001 and had a net working capital deficit of approximately $1,144,782 and an accumulated deficit of $18,339,530 at June 30, 2001. There can be no assurance that the Company will be able to meet its obligations as they become due and continue as a going concern. The Company has focused efforts recently on its acquisition of CCS and the merger with A.N.N. As part of these efforts, the Company's intention is to secure an increased number and amount of service contracts and through the acquisition of A.N.N., improve operating efficiencies and increase sales levels. The Company expects to incur additional expenditures as a result of these acquisitions. There can be no assurance that the Company will be able to obtain additional service contracts, improve operating efficiencies or increase sales levels. The Company anticipates that additional capital will be expended to fund continued development efforts and to support anticipated future growth. As a result, it is expected that cash will be used in operations. The Company expects that accounts receivable will increase to the extent revenues rise. Any such increase that occurs at the same time or at a greater rate than increases in revenue can be expected to reduce cash and cash equivalents. The Company's ability to grow, implement business strategies and continue operations may be limited if additional financing on acceptable terms or increased revenues are not obtained.

     Cash and working capital deficit as of August 24, 2001 were approximately $2,000 and $2.75 million, respectively. Management does not believe that existing working capital, together with anticipated cash flows from sales under current contracts will be sufficient to meet immediate working capital needs. The Company requires significant additional funds to continue operations. While the Company has received expressions of interest from certain accredited investors, there is no assurance that the Company will be able to obtain sufficient financing to continue its operations. If additional financing is not obtained in the near term, the Company expects that it will be necessary to significantly curtail or cease operations. Any equity financing completed by the Company is likely to result in very substantial dilution to existing stockholders. Even if a financing is completed, The Company expects it will require significant additional funds to continue operations into the fiscal year 2002. Management is reviewing options to obtain such additional financing including, but not limited to, the sale and issuance of additional stock, the sale and issuance of debt, the sale of certain assets, additional strategic relationship or other relationships to either obtain the needed funding or to create what management believes would be a better opportunity to obtain such funds. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of our common stock or securities that are convertible into our common stock, which would substantially increase the number of shares of common stock outstanding on a fully-diluted basis. The failure to obtain such additional funds could cause us to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that we will be able to generate significant sales of our products or services, or, if we are able to consummate significant sales, that any such sales would be profitable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Stardrive was incorporated in August 1992 and began distributing and selling digital sheet music over the Internet in March 1997. Through June 30, 2001, the majority of our sales have been derived from the sale of digital or printed sheet music and CD-ROMs through our web site and from special promotions and services for our strategic partners.

     In November 2000, we acquired CCS, a company providing digital asset management and intellectual property infringement notification services--with particular focus on the Internet--on an industry-by-industry basis. CCS revenue is generated by entering into contracts with businesses to provide services for a period of time. Revenues from contracts are recognized ratably over the term of the contract.

     Our financial statements also reflect the operations of the digital sheet music business as a discontinued operation. This was necessitated when, as a result of the acquisition of CCS, we modified our business strategy for 2001 (the "2001 Plan"), which redirects our focus away from the digital sheet music business to provide global digital asset management services and indefinitely discontinues further development and marketing of digital sheet music and the Solero viewer. In February 2001, we entered into an agreement to sell the digital sheet music business to Marlin Eller, Stardrive's former President and CEO.

     The operating results of the discontinued operations of the digital sheet music business have been segregated from continuing operations and these results have been reported as a separate line item on the statements of operations.

     In March 2001 the Company signed a merger agreement with A.N.N. , a privately-held, Southern California based company that produces and deploys digital video asset and resource management systems, currently for the news broadcast industry. The merger agreement was amended and restated on May 16, 2001. The acquisition is intended to provide the combined company with the opportunity to better focus on the management, maintenance, distribution, rights control and enforcement of digital media, including documents, images, video, multimedia and software. It is also intended that the company's combined technologies and services will be able to effectively leverage A.N.N.'s existing sales and marketing operations and that the acquisition will facilitate consolidation of certain administrative functions. The merger was completed on August 2, 2001. On that date, A.N.N. was merged with and into Stardrive and Stardrive remained as the surviving corporation. During April 2001, Stardrive entered into three separate note payable agreements with A.N.N. totaling $560,000. Each note bears interest at 8% per annum. The total note amount was cancelled as part of the consideration paid for the merger. The transaction also called for Stardrive to acquire all the outstanding stock of A.N.N. in exchange for common stock equal to 36% of Stardrive's outstanding stock on a fully diluted, post-transaction basis, or 2,414,601 shares of common stock and up to an additional 1,211,256 shares of common stock if certain revenue targets are met. Additionally, employees of A.N.N. will receive 955,000 options, with an exercise price of $2.82 per share, that vest over 3 years.

     The transaction was subject to the completion of the sale of Stardrive's digital sheet music business. Upon closing of the transaction, the executive team of A.N.N. assumed leadership of the newly merged company and Sunhawk.com Corporation was renamed Stardrive Solutions Inc. Operations will be based in Los Angeles, California and London, England.

     The acquisition will be accounted for by the purchase method in accordance with the new accounting pronouncement for business combinations, SFAS No. 141 and, accordingly, the results of operations of A.N.N. will be included in the Company's consolidated financial statements from the date of acquisition, August 2, 2001. The preliminary estimate of the excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $11.8 million will be recorded as goodwill. Identifiable intangibles include acquired technology and customer relationships. Amounts related to these intangibles are expected to be amortized over a period of 3-5 years.

     A preliminary estimated summary of the A.N.N. acquisition consideration, including the options issued is as follows: The Company is still in process of completing its analysis of the purchase price allocation



Common shares  issued                                2,414,601
Per share value                                   $       3.03

Option shares issued                                   955,000
Per option value                                  $       2.80

Aggregate value ascribed to the share/option
consideration to be currently accounted for       $  9,989,741
Plus:
Cash (in the form of notes receivable from
A.N.N. that were forgiven)                             560,000
Transaction costs                                    1,962,500
                                                  ------------
Total consideration                               $ 12,512,241
                                                  ============


An estimate allocation of the purchase
price allocation is as follows:

Net tangible assets (liabilities)                 $ (1,004,646)
Acquired technology                                    710,000
Customer relationships                               1,000,000
Goodwill                                            11,806,887
                                                  ------------
Total purchase price                              $ 12,512,241
                                                  ============





A summary of A.N.N.'s recent financial results follows:



                           Three Months               Nine Months
                          Ended June 30,             Ended June 30,
                               2001                      2001
                          --------------             --------------
Sales                     $       66,385             $   1,150,272
Cost of goods sold              (240,759)               (1,203,832)
Selling, general and
administrative expense          (964,008)               (2,568,628)
Net loss from continuing
operations                    (1,154,349)               (2,740,118)


A.N.N. had a working capital deficit of approximately $2.1 million and an accumulated deficit of approximately $2.2 million as of June 30, 2001. At June 30,2001, $560,000 of notes payable to Stardrive were reflected in A.N.N.'s financial statements as a current liability. These balances were subsequently forgiven as part of the business combination.

     We expect to incur additional expenses as a result of this acquisition.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2000

Continuing operations

     The only operations that existed prior to September 30, 2000 were from discontinued operations and therefore the results from continuing operations for the nine months ended June 30, 2001 are not directly comparable to prior periods.

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

     We incurred a net loss from continuing operations of $5,608,461 for the nine months ended June 30, 2001. Revenues were $145,656 and cost of goods sold were $401,391 for the nine months ended June 30, 2001.

     Selling, general and administrative expenses for the nine months ended June 30, 2001, were $5,590,328. These costs consisted of significant payroll and consulting administrative expenses incurred related to refocusing on the digital asset management business and expanding the operations of CCS. Additionally, included in selling, general and administrative expenses are professional service costs related to the Company's public reporting process and ongoing operations as well as amounts associated with registration statement filings. Also included was amortization of approximately $2,773,000 related to goodwill and identifiable intangible assets obtained in the CCS acquisition.

     Going forward, we will continue to allocate resources to CCS as part of continuing operations. However, management believes that expenses incurred to maintain CCS operations will decrease given an expected increase of operating efficiencies resulting from a Company-wide cost saving initiative. Additionally, we expect to incur additional expenses as a result of the A.N.N. merger consummated on August 2, 2001.

Discontinued operations

     We incurred a loss from discontinued operations of $1,697,988 for the nine months ended June 30, 2001 compared to a loss of $5,264,120 for the nine months ended June 30, 2000. The decrease was primarily due to a decrease in the digital sheet music business activity from the prior period. The loss on disposal of the digital sheet music business relates to the sale of the digital sheet music business . We recognized a loss on disposal of the digital sheet music business of $2,402,949, representing the excess of the carrying value of the assets to be sold and liabilities assumed over the fair value of the stock and consideration received and including $1,140,150 of losses accrued through the estimated date of disposal. Included in the $2,402,949 loss on disposal, are updated estimates through June 30, 2001 the Company has made since the initial estimated loss was calculated as of December 31, 2001. These updated amounts include additional losses on disposal of approximately $838,000, which consists of warrants to be issued at the close of the asset sale currently valued at approximately $165,300, a reduction in cash paid to Mr. Eller of $125,000 to adjust an estimated amount, and approximately $798,000 of additional losses incurred or to be incurred above the initial estimate of approximately $342,000, primarily resulting from an extension of the expected transaction closing date from June 30 to August 31, 2001.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Continuing operations

    The only operations that existed prior to September 30, 2000 were from discontinued operations and therefore the results from continuing operations for the three months ended June 30, 2001 are not directly comparable to prior periods.

     We incurred a net loss from continuing operations of $2,198,514 for the three months ended June 30, 2001. Revenues were $76,791 and cost of goods sold were $181,409 for the three months ended June 30, 2001.

     Selling, general and administrative expenses for the three months ended June 30, 2001, were $2,102,906. These costs consisted of significant payroll and consulting administrative expenses incurred related to refocusing on the digital asset management business and expanding the operations of CCS. Additionally, included in selling, general and administrative expenses are professional service costs related to the Company's public reporting process and ongoing operations as well as costs associated with registration statement filings. Also included was amortization of approximately $987,000 related to goodwill and identifiable intangible assets obtained in the CCS acquisition.

Discontinued operations

     We incurred a loss from discontinued operations of $0 for the three months ended June 30, 2001 compared to a loss of $2,056,715 for the three months ended June 30, 2000. The decrease was primarily due to plans for the digital sheet music business being discontinued during the prior quarter. The loss on disposal of the digital sheet music business relates to the intended sale of the digital sheet music business to Marlin Eller, Stardrive's former President and CEO. We recognized an adjustment of loss on disposal of the digital sheet music business of $144,285, representing the excess of the carrying value of the assets to be sold and liabilities assumed over the fair value of the stock and consideration received. The loss on disposal of the digital sheet music business includes approximately $1,140,000 of losses accrued through the estimated date of disposal. The additional adjustment of loss on disposal of $144,285 consists of a positive adjustment of $185,500 to the initial estimated value of warrants to be issued at the close of the asset sale, currently valued at $165,300, offset by losses incurred or to be incurred above the estimate as of March 31, 2001 of approximately $1,099,000, resulting from additional professional service costs incurred prior to the completion of the merger.


LIQUIDITY AND CAPITAL RESOURCES

     We financed our operations from inception through February 2000 primarily with funds received from the sale of equity to and loans from the Eller and McConney 1995 Family Living Trust. In February 2000, we issued 1,610,000 shares of common stock in connection with our initial public offering, and received net proceeds (after expenses) of $15,445,635. The net proceeds have been used to fund production, leasehold improvements, equipment purchases, working capital, the hiring of key management personnel, general corporate purposes and the acquisition of CCS. As of June 30, 2001, we had cash and cash equivalents of $1,685,804 and a working capital deficit of $1,144,782.

     Net cash used in continuing operating activities totaled $2,564,193 for the nine months ended June 301, 2001. There were no continuing operations that existed prior to September 30, 2000. With the acquisition of CCS, the net cash used in continuing operating activities was primarily attributable to CCS operations and related selling, general and administrative expenses in operating the digital asset management business as well as corporate headquarters overhead.

     Cash paid for direct acquisition related costs of the CCS acquisition totaled $1,165,033. Cash paid for acquisition related amounts and notes to A.N.N. that were forgiven in connection with the August 2, 2001 A.N.N. merger totaled approximately $1,118,306. These acquisition related costs constituted the majority of net cash used in investing activities for the nine months ended June 30, 2001. Cash provided by investing activities consisted of the maturity of $3,996,310 in short-term investments during the nine months ended June 30, 2001.

     Net cash used in discontinued operations was $1,734,526 for the nine months ended June 30, 2001 compared to net cash used of $5,143,887 for the nine months ended June 30, 2000. The cash used in discontinued operations reflects the operations of the digital sheet music business which were sold on August 2, 2001.

     Our management has focused efforts recently on our acquisition of CCS and the merger with A.N.N. As part of these efforts, our intention is to secure an increased number and amount of service contracts and, through the acquisition of A.N.N., improve operating efficiencies and increase sales levels. We expect to incur additional expenditures as a result of these acquisitions. There can be no assurance that we will be able to obtain additional service contracts, improve operating efficiencies or increase sales levels. There can be no assurance that the Company will be able to meet its obligations as they become due and continue as a going concern.

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

     In August, 2001, the Company has raised approximately $150,000 in bridge financing, and continues to seek additional financing on the same terms. The Company issued unsecured notes, which bear interest at 14% per annum and mature in 90 days after issuance. Holders of the notes will be entitled to convert the notes at their option, in lieu of repayment of the note and accrued interest, into common stock at the lower of (i)the closing bid price upon closing of the bridge financing, or (ii) the closing bid price at maturity of the notes if the notes have not been converted previously. The Company also agreed to issue warrants with a 5 year term. The number of warrants to purchase common stock shall equal such number of shares of common stock into which the notes plus accrued interest (at the time of repayment or conversion) are convertible into. The warrants shall have an exercise price equal to the lower of: (i) the closing bid price of at the closing of the bridge financing; or (ii) the closing bid price on the maturity date of the note.

     Cash and working capital deficit as of August 24, 2001 were approximately $2,000 and $2.75 million, respectively. Management does not believe that existing working capital, together with anticipated cash flows from sales under current contracts will be sufficient to meet immediate working capital needs. The accompanying financial statements have been prepared assuming the Company continues as a going concern. The Company is currently experiencing a liquidity crisis and there is substantial doubt about its ability to continue as a going concern. The Company requires significant additional funds to continue operations. While the Company has received expressions of interest from certain accredited investors, there is no assurance that the Company will be able to obtain sufficient financing to continue its operations. If additional financing is not obtained in the near term, the Company expects that it will be necessary to significantly curtail or cease operations. Any equity financing completed by the Company is likely to result in very substantial dilution to existing stockholders. Even if a financing is completed, The Company expects it will require significant additional funds to continue operations into the fiscal year 2002. Management is reviewing options to obtain such additional financing including, but not limited to, the sale and issuance of additional stock, the sale and issuance of debt, the sale of certain assets, additional strategic relationship or other relationships to either obtain the needed funding or to create what management believes would be a better opportunity to obtain such funds. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of our common stock or securities that are convertible into our common stock, which would substantially increase the number of shares of common stock outstanding on a fully-diluted basis. The failure to obtain such additional funds could cause us to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that we will be able to generate significant sales of our products or services, or, if we are able to consummate significant sales, that any such sales would be profitable.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On December 22, 2000, Copyright Ventures, LLC ("Copyright Ventures"), a former shareholder of CCS, informed Stardrive that it will not release or waive any rights or claims it has or may have against Stardrive and CCS pursuant to
(i) a side letter agreement dated June 26, 2000, (ii) a supplemental letter dated August 1, 2000, and (iii) an agreement dated October 31, 2000, for payment of a $2,225,000 (to increase to $3,337,500 on January 1, 2001) priority return for the purchase of 1,112,500 shares of CCS Series A Preferred Stock, at $1.00 per share, in June 2000. Additionally, Copyright Ventures stated that it would bring a cause of action against CCS to enforce payment for at least $1,112,500 of the priority return.

     On December 22, 2000, Stardrive and CCS stated that they will not accept liability for any part of the priority return allegedly owed to Copyright Ventures. On May 4, 2001, Stardrive was informed that Copyright Venture's Petition to Compel Arbitration was denied and therefore Stardrive will no longer be a party to any arbitration proceedings that Copyright Ventures brings in regards to the Agreement dated October 31, 2000. On July 31, 2001, Stardrive was served with a complaint on behalf of Copyright Ventures. The complaint seeks redemption of the shares held by Copyright Ventures in exchange for $3,337,500. Stardrive is in the process of answering the complaint, and no assessment of the likelihood of a resolution can be reached at this time. There can be no assurance, however, that Copyright Ventures will not be granted the relief sought or that Stardrive would be able to continue in business in such case.

     Further, Stardrive has been advised that David Powell, a former shareholder of CCS and present Stardrive shareholder and member of the Stardrive board of directors, has engaged counsel and may assert that Stardrive should be responsible for all or a part of the "priority return" amount of $3,337,500 sought by Copyright Ventures pursuant to certain contractual arrangements between Copyright Ventures, Mr. Powell and other former CCS shareholders. The Company believes that such a claim would be without merit and intends to vigorously defend itself in the event of such a claim.

     In the normal course of business, Stardrive may be subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Stardrive is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2001. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Stardrive beyond that provided in our interim unaudited consolidated financial statements for the nine months ended June 30, 2001 and 2000 would not be material to Stardrive's financial position taken as a whole.

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


                                        STARDRIVE SOLUTIONS INC.
                                        (Registrant)

Date August 27, 2001                    /s/ DAVID GRIFFITH
                                        ---------------------------------------
                                        David Griffith, Chief Executive Officer

Date August 27, 2001                    /s/ MATHEW WHEALAN
                                        ---------------------------------------
                                        Mathew Whealan, Chief Financial Officer