Form 10QSB/A
period 2001-06-30
STARDRIVE SOLUTIONS INC
filed 2001-08-29
CIK 1088116

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                 FORM 10-QSB/A

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

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                            STARDRIVE SOLUTIONS INC.


                       (FORMERLY SUNHAWK.COM CORPORATION)
                                TABLE OF CONTENTS
                                   FORM 10-QSB/A


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

                     STARDRIVE SOLUTIONS INC. AND SUBSIDIARY


                       (FORMERLY SUNHAWK.COM CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                   2001           2000
                                                                               ----------      ---------
OPERATING ACTIVITIES
Net cash used in continuing operations                                         (2,564,193)          --
Net cash used in discontinued operating activities                             (1,734,526)    (5,143,887)
                                                                               ----------     ----------
  Net cash and cash equivalents used in operations                             (4,298,719)    (5,143,887)

INVESTING ACTIVITIES
Purchases of property and equipment                                              (200,072)      (685,725)
Purchase of digital sheet music masters--discontinued
operations                                                                           --         (117,593)
Prepayment for digital scans--discontinued operations                                --         (506,882)

Cost of patents and trademarks--discontinued operations                            (7,971)       (26,741)
Purchase of investments                                                              --       (4,023,086)
Maturity of investments                                                         3,996,310           --
Cash paid for acquisitions, net of cash acquired                               (1,723,399)          --
Notes receivable from A.N.N. Automation, Inc., cash for
acquisition                                                                      (560,000)
                                                                               ----------     ----------
  Net cash and cash equivalents provided by (used in)
  investing activities                                                          1,504,868     (5,360,027)

FINANCING ACTIVITIES
Proceeds from line of credit--discontinued operations                                --        1,503,492
Payments on line of credit--discontinued operations                                  --       (1,000,000)
Proceeds from issuance of common stock, net of offering costs                        --       16,476,263

  Net cash and cash equivalents provided by financing
  activities                                                                         --       16,979,755
Effect of exchange rate changes on cash                                          (166,347)          --

Net increase (decrease) in cash and cash equivalents                           (2,960,198)     6,475,841
Cash and cash equivalents at beginning of period                                4,646,002         18,300

Cash and cash equivalents at end of period                                      1,685,804      6,494,141
                                                                               ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--CASH PAID DURING THE NINE
MONTHS ENDED JUNE 30 FOR:
Interest                                                                           29,487         27,764
                                                                               ==========     ==========
NON-CASH SUPPLEMENTARY DISCLOSURE:
  Shares and warrants issued for acquisition of subsidiary                     10,212,090           --
  Reclassification of deferred offering costs to common stock                        --        1,063,095
  Prepayment of digital sheet music master to Eller McConney
  LLC                                                                                --        1,000,000
  Acquisition related costs included in accounts payable                          200,000           --
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


                 THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                 --------------------------    --------------------------
                     2001           2000           2001           2000
                 -----------    -----------    -----------    -----------

Sales            $    76,791    $    52,777    $   158,660    $   159,709
Cost of goods
sold                (181,409)       (63,308)      (401,391)      (191,577)
Selling,
general and
administrative
expense           (2,102,906)    (1,082,493)    (5,982,156)    (3,117,943)
Net loss from
continuing
operations        (2,198,514)    (1,093,024)    (5,987,285)    (3,148,860)
Net loss per
share:
  Basic and
  diluted        $     (0.59)   $     (0.29)   $     (1.60)   $     (1.08)
Weighted
average shares
for net loss
per share
computations:
  Basic and
  diluted          3,745,152      3,739,761      3,745,152      2,927,939


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


                                        STARDRIVE SOLUTIONS INC.
                                        (Registrant)

Date August 29, 2001                    /s/ DAVID GRIFFITH
                                        ---------------------------------------
                                        David Griffith, Chief Executive Officer

Date August 29, 2001                    /s/ MATHEW WHEALAN
                                        ---------------------------------------
                                        Mathew Whealan, Chief Financial Officer